Form 10-Q
period 2014-03-31
MODERN HOLDINGS Inc
filed 2014-06-30
CIK 941436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-193822

MODERN HOLDINGS INCORPORATED
(Exact name of Registrant as Specified in Its Charter)

Delaware	33-3799783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Summit Avenue, Summit, New Jersey	07901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 491-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☐ No     ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒     No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐    No     ☒

As of June 30, 2014, there were 14,410,333 shares of the registrant’s common stock outstanding.

MODERN HOLDINGS INCORPORATED

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2014	December 31, 2013
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$2,713,834	$3,744,572
Accounts receivable, net	2,038,088	2,474,416
Due from affiliates	1,888,052	2,043,567
Fiduciary assets	946,803	1,587,821
Costs and estimated earnings in excess of billings on uncompleted contracts	914,276	486,170
Prepaid income and other taxes	356,992	287,572
Prepaid expenses and other current assets	901,873	804,412
Total Current Assets	9,759,918	11,428,530

PROPERTY AND EQUIPMENT, NET	247,161	238,864

OTHER ASSETS:
Intangibles, net	696,999	733,166
Goodwill	1,001,957	1,001,957
Other assets	380,219	378,148
Total Other Assets	2,079,175	2,113,271
	$12,086,254	$13,780,665

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	March 31, 2014	December 31, 2013
CURRENT LIABILITIES:	(Unaudited)
Fiduciary liabilities	$946,803	$1,587,821
Short-term debt and current maturities of long-term debt	4,520,910	4,175,099
Accounts payable	713,784	979,804
Due to affiliates	351,309	352,724
Accrued expenses and other current liabilities	4,181,958	4,240,537
Billings in excess of costs and estimated earnings on uncompleted contracts	227,885	196,318
Deferred revenue	2,456,058	2,609,646
Total Current Liabilities	13,398,707	14,141,949

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	24,757	26,985
Total Long-Term Liabilities	24,757	26,985

COMMITMENTS AND CONTINGENCIES

PUTTABLE NONCONTROLLING INTEREST	280,642	475,517

(DEFICIT) EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 15,204,320 shares issued in 2014 and 2013 and 14,410,333 shares outstanding in 2014 and 2013	152,043	152,043
Additional paid-in capital	82,707,684	82,707,684
Treasury stock, 793,987 shares, at cost, in 2014 and 2013	(530,400)	(530,400)
Accumulated deficit	(87,660,647)	(86,841,756)
Accumulated other comprehensive income, net of tax	3,713,468	3,648,643
Total (Deficit) Equity	(1,617,852)	(863,786)
	$12,086,254	$13,780,665

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
REVENUES:
Product sales	$1,090,167	$1,202,654
Service revenue	2,146,533	2,886,797
Product sales to related parties	1,095,782	636,032
Service revenue to related parties	1,077,026	1,328,492
Total Revenues	5,409,508	6,053,975
COSTS AND EXPENSES:
Cost of product sales	540,025	651,082
Cost of service revenue	1,211,590	1,570,298
Cost of product sales to related parties	416,474	332,699
Cost of service revenue to related parties	532,275	677,557
Selling, general and administrative	2,689,548	2,693,471
Research and development	782,612	826,797
Depreciation and amortization	58,840	114,556
Total Costs and Expenses	6,231,364	6,866,460
LOSS FROM OPERATIONS	(821,856)	(812,485)
OTHER INCOME (EXPENSE):
Interest income	3,378	7,112
Interest expense	(25,967)	(30,003)
Management fee income	43,024	43,576
Other income (expense)	(24,913)	(46,408)
Total Other Income (expense)	(4,478)	(25,723)
LOSS BEFORE PROVISION FOR INCOME TAXES	(826,334)	(838,208)
PROVISION FOR INCOME TAXES	8,149	3,741
NET LOSS	(834,483)	(841,949)
ADD: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	15,592	(8,051)
NET LOSS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(818,891)	(850,000)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	64,825	158,348

COMPREHENSIVE LOSS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(754,066)	(691,652)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(15,592)	8,051
COMPREHENSIVE LOSS	$(769,658)	$(683,601)

AMOUNTS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED STOCKHOLDERS:
Basic and Diluted net loss per common share
Net loss per share	$(0.06)	$(0.06)
Weighted average common shares outstanding	14,410,333	14,410,333

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total (Deficit) Equity
	Shares	Amount
Balance, December 31, 2013	14,410,333	$152,043	$82,707,684	$(530,400)	$(86,841,756)	$3,648,643	$(863,786)
Other comprehensive income	—	—	—	—	—	64,825	64,825
Net loss	—	—	—	—	(818,891)	—	(818,891)
Balance, March 31, 2014	14,410,333	$152,043	$82,707,684	$(530,400)	$(87,660,647)	$3,713,468	$(1,617,852)

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(834,483)	$(841,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,840	114,556
Gain on sale of property and equipment	(13,063)
Changes in operating assets and liabilities:
Accounts receivable	431,942	142,614
Due from affiliates	149,908	585,697
Costs and estimated earnings in excess of billings on uncompleted contracts	(432,196)	(612,809)
Prepaid income and other taxes	(71,078)	(34,892)
Prepaid expenses and other current assets	(99,937)	161,500
Other assets	(6,635)	(66,541)
Fiduciary assets	641,018	(1,063,967)
Fiduciary liabilities	(641,018)	1,063,967
Accounts payable	(281,267)	(130,442)
Due to affiliates	(1,517)	(188,733)
Accrued expenses and other current liabilities	18,245	(342,510)
Billings in excess of costs and estimated earnings on uncompleted contracts	32,389	179,627
Deferred revenue	(147,337)	426,310
Net cash used in operating activities	(1,196,189)	(607,572)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,927)	(45,889)
Proceeds from sale of cost method investment	4,567
Proceeds from sale of property, plant, and equipment	17,598
Purchase of cost-method investments		(33,000)
Net cash used in investing activities	(13,762)	(78,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(179,283)	—
Borrowings of debt	4,644,717	4,415,358
Repayments of debt	(4,295,370)	(3,893,293)
Net cash provided by financing activities	170,064	522,065
Effect of exchange rate changes on cash and cash equivalents	9,149	217,061
Net increase (decrease) in cash and cash equivalents	(1,030,738)	52,665
Cash and cash equivalents at beginning of period	3,744,572	3,617,051
Cash and cash equivalents at end of period	$2,713,834	$3,669,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,024	$26,030
Cash paid for income taxes	$46,147	$21,538

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

Note 1—Nature of Operations, Basis of Presentation and Principles of Consolidation

Modern Holdings Incorporated (“Modern Holdings” or the “Company”), a Delaware corporation, is a diversified holding company owning companies in several industries including telecommunications, insurance claims administration, and school photography. The Company’s primary business involves software and support services. Modern Holdings’ portfolio companies provide their products and services to a diverse range of clients worldwide. The Company’s primary operations are in Sweden, and the Company’s headquarters are located in Summit, New Jersey.

The operating companies of Modern Holdings are:

•	Basset AB (“Basset”) based in Sweden, is a provider of interconnect, roaming and fraud detection billing software for the telecommunication industry, worldwide. Effective January 1, 2013, the Company merged Basset and Tailormade Consulting Group AB (“Tailormade”) based in Sweden, under the brand name of Basset. Tailormade is a provider of billing software for the telecommunication and energy industries, worldwide.

•	Xpeedio Support Solutions AB (“Xpeedio”) based in Sweden, is an IT support company with clients located primarily in Sweden, in the business to business market.

•	Lors Photography Inc. (“Lors”) based in Union, New Jersey, is a regional provider of school photography throughout the tri-state area.

•	Innova Claims Management LLC (“Innova”) doing business as Specialty Claims Management (“SCM”) is a company that provides third party claims administration to the insurance industry. In 2014, SCM moved their corporate headquarters to Maywood, New Jersey from Secaucus, New Jersey.

•	Modern Billing Solutions, Inc. (“Modern Billings”) provides sales personnel for Basset and Tailormade regarding sales in the United States. Modern Billings had limited activity in 2014 and 2013.

•	Blackbook Photography Inc. (“Blackbook”) publishes photography and illustration source books for finding photographers, illustrators and graphic designers and had limited activity in 2014 and 2013.

•	Loft Life, Inc. (“Loft Life”) is a lifestyle magazine and had limited activity in 2014 and 2013.

•	Great Universal, Inc. (“GUI”) and its subsidiaries is a holding company for various investments. During 2014 and 2013, GUI had limited activity.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2013.

The unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) that management considers necessary for a fair presentation of such statements for the interim periods presented. The unaudited consolidated statements of operations and comprehensive loss for the interim periods presented are not necessarily indicative of the results for the full year or for any subsequent period.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared on a consolidated basis and reflect the financial statements of Modern Holdings Incorporated and all of its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The noncontrolling interest represents the minority partners’ interests in the operations of SCM and the profits or losses associated with the minority partners’ interests in those operations, in the consolidated balance sheets and consolidated statements of operations and comprehensive loss, respectively.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates. The amounts of assets and liabilities reported in the Company’s consolidated balance sheets and revenues and expenses reported in the consolidated statements of operations and comprehensive loss for the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, deferred tax valuation allowances, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, income taxes and related reserves and the average duration of insurance claims.

Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

FASB ASC Topic 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1 – Quoted prices for identical instruments in active markets;

•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

See Note 6 for fair value measurements.

Cash and Cash Equivalents

The Company maintains cash balances in several financial institutions. Interest-bearing balances in U.S. banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits. At March 31, 2014 and December 31, 2013, the Company had approximately $1,409,615 and $2,291,207, respectively, of cash in international bank accounts which are not insured. In 2013, Xpeedio entered into a new lease that requires the Company to maintain a balance of approximately $160,000 with a Swedish banking institution. This amount is included in the above foreign cash balances.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and its historical experience. The Company’s policy to determine past due accounts is based upon the contractual payment terms of the receivables. The Company generally does not record interest on past due accounts. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At March 31, 2014 the Company determined that no allowance for doubtful accounts was necessary. At December 31, 2013, the allowance for doubtful accounts approximated $51,000.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through an assessment of the estimated future undiscounted cash flows related to such assets. In the event that assets are found to be carried at amounts that are in excess of estimated undiscounted future cash flows, the carrying value of the related asset or group of assets is reduced to a level commensurate with fair value based on a discounted cash flow analysis. No impairment indicators were identified during the three months ended March 31, 2014 and 2013.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization on leasehold improvements is computed using the straight-line method over the shorter of the assets’ estimated useful lives or the lease term.

The estimated useful lives used in determining depreciation are as follows:

Useful Life
Computers and equipment	3 to 7 years
Furniture and fixtures	5 to 7 years
Software	3 years

Goodwill and Other Intangible Assets

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. The Company is required to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires an initial qualitative assessment of the likelihood that the carrying value of the reporting unit exceeds the fair value. If management concludes that it is more likely than not that the carrying value exceeds the fair value, then management conducts a two-step quantitative impairment test which includes significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test as of the last day of December each year, or more frequently if indicators of impairment exist. The Company periodically analyzes whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition and/or slower expected growth rates, among others.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Indefinite lived intangibles are reviewed annually for impairment or more frequently, if indicators of impairment arise. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

The Company’s definite lived intangible assets consist of customer relationships and are amortized over their estimated useful lives of 6 years using a straight-line method.

Cost-Method Equity Investments

The Company’s cost-method equity investments are carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method equity investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income (expense), net in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2013, there was no impairment recorded. During the year ended December 31, 2013, the Company made cost-method investments totaling approximately $42,000 and redeemed a partial investment for $33,000. In addition, the Company sold a cost-method investment totaling approximately $484,000 for approximately $677,000 during the year ended December 31, 2013, which is included in other income on the accompanying statement of operations and comprehensive loss. During the three months ended March 31, 2014, the Company made no additional cost-method investments but redeemed a partial investment for $4,567. At March 31, 2014 and December 31, 2013, the Company has approximately $324,700 and $328,500, respectively, of cost-method equity investments, which are included in other assets on the accompanying consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
Accrued compensation costs	$1,414,751	$1,394,979
Accrued compensated absences	976,534	870,735
Accrued professional fees	501,960	543,944
Accrued sales and value added taxes	436,985	490,621
Accrued rebates	310,996	309,817
Accrued other current liabilities	540,732	630,441
Total accrued expenses and other current liabilities	$4,181,958	$4,240,537

Deferred Revenue

Deferred revenue consists of payments received in advance of revenue being earned under software license contracts, support and maintenance agreements, school photography and claims administration. Advances are recognized as revenue when earned, pursuant to the applicable revenue recognition principles for the specific type of revenue as disclosed in this Note 2.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

Fiduciary Assets and Liabilities

In its capacity as a third party insurance claim administrator, the Company retains certain funds from insurance companies to pay claims on behalf of the insurance companies. These funds are held by the Company in a fiduciary capacity.

Accumulated Other Comprehensive Income

FASB ASC Topic 220, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income (loss) consists of net income (loss) and changes in the cumulative foreign currency translation adjustments. Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments as of March 31, 2014 and December 31, 2013.

Puttable Noncontrolling Interest

A noncontrolling interest reflects an ownership interest in entities that are consolidated as less than 100% owned. The Company follows FASB ASC Topic 810, Consolidation, to account for the noncontrolling interest, which establishes accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interest”), (ii) the amount of net income attributable to the parent and to noncontrolling interest, (iii) changes in the parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires a noncontrolling interest to be classified as a separate component of equity. The Company and the former owners of SCM have entered into a call right and put option agreement. The Company has the right to purchase the remaining noncontrolling interests at a unit value based upon a formula using earnings before interest, taxes, depreciation and amortization for the trailing twelve months from the date the noncontrolling interests were put to the Company or called by the Company. The former owners of SCM, after a period of two years from the acquisition date, have the option to put their noncontrolling interests back to the Company for a unit value based upon a formula derived from the trailing twelve months from the date of the put date earnings before interest, taxes, depreciation and amortization. Since the redemption feature of the put option is out of the control of the Company, for presentation and disclosure purposes, the noncontrolling interest is classified as temporary equity on the accompanying consolidated balance sheets. During the quarter ended March 31, 2013, the Company made zero distributions to the puttable noncontrolling interest holders. In March 2014, the Company made distributions to the puttable noncontrolling interest holders totaling approximately $180,000.

In July 2013, two former owners of SCM, representing 22.5% of the 30% of the noncontrolling interests, put their member units to the Company. In September 2013, one additional former owner of SCM, representing 6% of the 30% of the noncontrolling interests, put their member units to the Company. Since the parties are in disagreement as to the other parties’ Unit Put FMV calculation, the closing of the transaction has not occurred. As such, the holders of the units have not transferred their interests and the Company has not redeemed the puttable noncontrolling interests and thus has not accounted for the exercise of the put right. The Company believes the amount recorded as puttable noncontrolling interest on the accompanying consolidated balance sheet is sufficient for any subsequent payments.

Foreign Currency Translation

The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates. Monetary assets and liabilities in foreign currencies are re-measured into the functional currency at the rate of exchange prevailing at the balance sheet date. Transactions in foreign currencies are re-measured into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded as other income (expense) in the accompanying consolidated statement of operations. The Company recorded net transaction foreign exchange losses of approximately $24,000 and $39,000 for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in other income (expense) on the accompanying consolidated statements of operations.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar, are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the consolidated balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Resulting translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of equity.

Revenue Recognition

The Company’s revenues are primarily derived from consulting services, sales of software licenses, installation revenues, maintenance revenues, photograph sales and the administration of insurance claims. Revenues are recognized under contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed or products have been delivered and collection of the amounts billed is reasonably assured.

Revenues from consulting services related to training and general consulting are recognized under a time-and-material basis as the services are performed.

Revenue from term (recurring license charge) license software is recognized on a straight-line basis over the period that the client is entitled to use the license.

Revenues under long-term contracts for installation of billing software systems are recognized based on the percentage of completion method of accounting primarily measured based on hours incurred to total hours expected. Changes in estimated hours during the course of a contract are reflected in the period in which such facts become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The percentage of completion method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods and, as a result, there can be a significant disparity between earnings as reported and actual cash received by the Company during any reporting period. In accordance with industry practice, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts, included in the accompanying consolidated balance sheets, contain amounts relating to contracts and programs with long-term production cycles. The Company’s recorded revenue may be adjusted in later periods in the event that the Company’s hour estimates prove to be inaccurate or a contract is terminated. As of March 31, 2014, cumulative revenue recognized on uncompleted contracts totaled $2,456,020 of which, $1,881,963 has been invoiced. This is reflected on the accompanying unaudited consolidated balance sheet as the net of Costs and estimated earnings in excess of billings and Billings in excess of costs and estimated earnings on uncompleted contracts.

Revenue from post-contract support, which may include unspecified upgrades on a when-and-if-available basis, is recognized on a straight-line basis over the period such items are delivered.

Software-related elements include software products and services for which a software deliverable is essential to its functionality. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are not within the scope of software revenue recognition guidance and are accounted for based on other applicable revenue recognition guidance.

A software multiple-deliverable arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the client on a stand-alone basis; and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

If any one of these criteria is not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.

The revenue for the Company’s multiple-deliverable arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy: Vendor Specific Objective Evidence (“VSOE”), third-party evidence (“TPE”) or best estimate of selling price (“BESP”). In the limited circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, BESP is used for the purpose of performing this allocation.

Photography revenue is recognized upon delivery of the photographs. The Company charges a shipping and handling fee to its customers to ship the photographs. These amounts are recorded as revenue. Revenues associated with the shipping and handling fees were approximately $32,000 and $42,600 for the three months ended March 31, 2014 and 2013, respectively. The costs of shipping and handling are expensed as incurred and are included in cost of sales and services on the accompanying consolidated statements of operations and comprehensive loss. The Company receives payment before the photographs are shipped. These amounts are recorded as deferred revenue until the product is delivered.

Revenue from the administration of insurance claims is recognized ratably over the estimated period that it takes to administer the type of claim from start to close. The claim length could range for periods up to 13 months. The Company’s billings do not necessarily correlate with the revenues recognized ratably over the life of the claim. At March 31, 2014 and December 31, 2013, the Company has recorded unbilled receivables of $283,765 and $335,390, respectively, which are included in accounts receivable on the consolidated balance sheets. These balances are generally billable within 12 months. Billings rendered in advance of services performed are recorded and classified as deferred revenue on the consolidated balance sheets.

Total revenue does not include sales or value added tax, as the Company considers itself a pass-through entity for collecting and remitting sales and value added taxes.

Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance FASB ASC Subtopic 985-20, Software - Costs of Software to be Sold, Leased or Marketed. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company has not capitalized any development costs related to software products since the time period between technological feasibility and general release of a product has not been significant and the related costs incurred during that time period have not been material.

Advertising Expenses

Advertising costs are charged to operations as incurred. The Company recorded approximately $85,700 and $69,300 of advertising expenses for the three months ended March 31, 2014 and 2013, respectively. These costs are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

Research and Development Expenses

Research and development expenditures are charged to research and development expense as incurred.

 MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of operations in the period in which the change is identified. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB ASC Topic 740. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be more likely than not sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are being included in provision for income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

Net Loss Per Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the periods where there is a net loss attributable to common shareholders, any other outstanding equity instruments would be excluded from the calculation of diluted income (loss) per common shareholder because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same for those periods. At March 31, 2014 and December 31, 2013, the Company had no other equity instruments outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Trade accounts receivable are incurred pursuant to contractual terms with customers. Credit losses on accounts receivable have not been material because of a large concentration of revenues with a small number of large, established companies. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable.

Two affiliated clients in the Telecommunications segment accounted for approximately 40% and 35% of consolidated revenues for the three months ended March 31, 2014 and 2013, respectively. One other client in the insurance segment accounted for 11% of consolidated revenues for the three months ended March 31, 2013. There were no other significant customers for the three months ended March 31, 2014.

Other than the amounts due from affiliates as detailed in Note 11, one client accounted for 37% of consolidated accounts receivable as of December 31, 2013. No other clients accounted for more than 10% of consolidated accounts receivable as of March 31, 2014 or December 31, 2013.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

New Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update became effective from January 1, 2014 and the new guidance did not have any impact on the Company’s unaudited consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. ASU 2013-11 became effective from January 1, 2104 and the new guidance did not have any impact on the Company’s unaudited consolidated financial statements.

In May, 2014, the FASB issued ASU 2014 - 09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.

-Step 2: Identify the performance obligations in the contract.

-Step 3: Determine the transaction price.

-Step 4: Allocate the transaction price to the performance obligations in the contract.

-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 also significantly expands disclosure requirements concerning revenues for most entities. ASU 2014-09 will be effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact that ASU 2014-09 will have on the Company.

Note 3—Segment Information

The Company has determined that it has four reportable segments organized around the types of businesses:

Telecommunications – includes the operating segment Basset, which provides various billing software products for the worldwide telecommunication industry.

IT Support - includes the operating segment Xpeedio, which provides IT support for business to business markets.

Photography - includes the operating segment of Lors, which provides school photography throughout the New Jersey, New York and Pennsylvania areas.

Insurance - includes the operating segment SCM, which provides third party claims administration to the insurance industry.

Net revenues include no significant intersegment revenues. Operating loss by segment and geographic area excludes general corporate and interest expenses. Segment assets are those assets directly owned by each segment. Assets of the Corporate and Other segment consist primarily of cash, other current assets, equipment, and other non-current assets. The following table represents financial information by segment as of and for the three months ended March 31, 2014 and 2013.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

Three Months Ended March 31, 2014
	Telecommunications	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$519,983	$—	$570,184	$—	$—	$1,090,167
Service revenue	570,832	882,172	—	693,529	—	2,146,533
Product sales to related parties	1,095,782	—	—	—	—	1,095,782
Service revenue to related parties	1,077,026	—	—	—	—	1,077,026
Total Revenues	$3,263,623	$882,172	$570,184	$693,529	$—	$5,409,508
Depreciation and Amortization	$5,434	$8,384	$6,790	$37,416	$816	$58,840
(LOSS) INCOME FROM OPERATIONS	$68,956	$72,013	$(76,703)	$(223)	$(885,899)	$(821,856)
OTHER INCOME (EXPENSE)
Interest Income						3,378
Interest expense						(25,967)
Management fee income						43,024
Other income (expense)						(24,913)
Total Other Income (expense)						(4,478)
PROVISION FOR INCOME TAXES						8,149
NET LOSS						$(834,483)

Three Months Ended March 31, 2013
	Telecommunications	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$478,809	$—	$723,845	$—	$—	$1,202,654
Service revenue	608,139	949,937	—	1,328,721	—	2,886,797
Product sales to related parties	636,032	—	—	—	—	636,032
Service revenue to related parties	1,328,492	—	—	—	—	1,328,492
Total Revenues	$3,051,472	$949,937	$723,845	$1,328,721	$—	$6,053,975
Depreciation and Amortization	$6,881	$6,728	$5,058	$93,013	$2,876	$114,556
(LOSS) INCOME FROM OPERATIONS	$(217,223)	$48,879	$(65,426)	$111,001	$(689,716)	$(812,485)
OTHER INCOME (EXPENSE)
Interest Income						7,112
Interest expense						(30,003)
Management fee income						43,576
Other income (expense)						(46,408)
Total Other Income (expense)						(25,723)
PROVISION FOR INCOME TAXES						3,741
NET LOSS						$(841,949)

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

 (UNAUDITED)

Geographic Operations

	For the three months ended March 31,
	2014	2013
Net Revenues:
United States	$1,263,713	$2,052,564
Scandinavia	832,490	1,068,779
Africa	446,821	319,518
Europe (excluding Scandinavia)	2,211,902	2,113,921
South America	275,873	318,959
Asia	269,615	141,539
Other	109,094	38,695
Total Net Revenues	$5,409,508	$6,053,975

Note 4—Property and Equipment

Property and equipment, net, consists of the following:

	March 31, 2014	December 31, 2013
Computers and equipment	$1,408,717	$1,440,918
Furniture and fixtures	257,839	252,900
Software	212,565	212,565
Leasehold improvements	353,806	353,806
	2,232,927	2,260,189
Less: Accumulated depreciation and amortization	1,985,766	2,021,325
	$247,161	$238,864

Depreciation and amortization expense of property and equipment was $22,673 and $28,014 for the three months ended March 31, 2014 and 2013, respectively.

Note 5—Goodwill and Intangible Assets

Goodwill

There was no change in our goodwill balance from December 31, 2013 to March 31, 2014.

Intangible Assets

Information regarding the Company’s amortizable intangible assets is set forth below:

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,472,500	$(1,147,001)	$325,499

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,472,500	$(1,110,834)	$361,666

Amortization expense of intangible assets for the three months ended March 31, 2014 and 2013 was $36,167 and $86,542, respectively.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

 (UNAUDITED)

Estimated amortization expense of intangible assets is as follows:

Years Ending March 31:
2015	$144,667
2016	144,667
2017	36,165
Total	$325,499

The Company has $371,500 of indefinite life tradenames and trademarks at both March 31, 2014 and December 31, 2013.

Note 6—Fair Value Measurements

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, due from affiliates, fiduciary assets and liabilities, short-term debt and current maturities of long-term debt, accounts payable, due to affiliates, accrued expenses and other current liabilities. The carrying amounts of the Company’s financial assets and liabilities approximate fair value because of the short maturity of these instruments.

The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include goodwill, intangible assets and property, plant and equipment. These assets are recorded at carrying value. However, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (or at least annually for goodwill and indefinite-lived intangible assets), such assets are assessed for impairment and, if applicable, written down to and recorded at fair value. To measure fair value for such assets, the Company uses techniques including discounted expected future cash flows (“DCF”) (Level 3 input). A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates, growth rates and the amount and timing of expected future cash flows.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

Note 7—Debt

Debt consists of the following:

	March 31, 2014	December 31, 2013
Debt:
Lines of credit	$3,467,224	$3,121,414
Affiliated Party Debt:
Note payable – Brookstone/GUI	379,000	379,000
Note payable – Brookstone	468,865	468,865
Note payable – Brookstone/Primetime 24 JV	200,000	200,000
Equipment loan	30,578	32,805
Total affiliated party debt	1,078,443	1,080,670
Total Debt	4,545,667	4,202,084
Less: Short-term portion	4,520,910	4,175,099
Long-term debt	$24,757	$26,985

The Company has four separate lines of credit with one financial institution in Sweden. The four lines are considered the Basset line, the Xpeedio line, the Lors line and Modern Holdings line.

Basset line: Basset has a line-of-credit of up to 13,000,000 Swedish Krona (“SEK”) (approximately $1,999,400 and $2,005,900 at March 31, 2014 and December 31, 2013, respectively). The line is unsecured, due on demand and is at an interest rate of the Stockholm Interbank Offered Rate (“STIBOR”) plus 1.9 basis points (3% and 3% at March 31, 2014 and December 31, 2013, respectively). At March 31, 2014 and December 31, 2013, the balance outstanding is $1,811,824 and $1,866,014, respectively. The line is renewed annually on January 1 and is renewed through December 31, 2014.

Xpeedio line: Xpeedio has a line-of-credit agreement through a financial institution of up to 3,000,000 SEK (approximately $461,400 and $462,900 at March 31, 2014 and December 31, 2013, respectively). The line is unsecured, due on demand and is at an interest rate of STIBOR plus 1.9 basis points (totaling 3% and 3% at March 31, 2014 and December 31, 2013, respectively). Unused amounts under the line bears interest at .6% annually. At March 31, 2014 and December 31, 2013, there is no balance outstanding. The line is renewed annually on January 1 and is renewed through December 31, 2014.

Lors line: Lors has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at March 31, 2014 and December 31, 2013 (totaling approximately 3.25% and 3.25% at March 31, 2014 and December 31, 2013, respectively), and amounts can be advanced under the line until April 30, 2015. The Company pays an annual facility fee of $1,500. At March 31, 2014 and December 31, 2013, borrowings outstanding under the Lors line totaled $875,000 and $475,000, respectively.

Modern Holdings line: The Company has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at March 31, 2014 and December 31, 2013 (totaling approximately 3.25% and 3.25% at March 31, 2014 and December 31, 2013, respectively), and amounts can be advanced under the line until April 30, 2015. At March 31, 2014 and December 31, 2013, borrowings outstanding under the Modern Holdings line totaled $780,400 and $780,400, respectively.

Interest expense for debt was $22,067 and $26,101 for the three months ended March 31, 2014 and 2013, respectively.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

Affiliated Party Debt (see Note 11 for description of affiliates)

Brookstone/GUI: The Company has a note payable to GUI that had an original loan amount of $559,000. The note is due on demand with interest payable on a monthly basis. The interest rate is fixed at 4%. The note is unsecured. At March 31, 2014 and December 31, 2013, borrowings outstanding under the Brookstone/GUI note payable totaled $379,000 each period.

Brookstone: During 2009, the Company entered into various note payable agreements with an affiliate. The notes are due on demand, and accrue interest equal to the applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.36% and 3% at March 31, 2014 and December 31, 2013, respectively. These notes are unsecured. At March 31, 2014 and December 31, 2013, the outstanding balance under these notes totaled $468,865 and $468,865, respectively.

Brookstone/Primetime 24 JV: In 2012, the Company borrowed $210,000 from Primetime 24 JV in an interest only note with interest payable annually. The interest rate is equal to the short-term applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.36% and 3% at March 31, 2014 and December 31, 2013, respectively. The note is due on demand. The note is unsecured. At March 31, 2014 and December 31, 2013, the outstanding amount under this note was $200,000 and $200,000, respectively.

Interest expense for the affiliated party debt was $3,900 and $3,902 for the three months ended March 31, 2014 and 2013, respectively.

All Debt

The Company does not have any financial ratio covenants and does not provide collateral for any of its debt agreements noted above.

Maturities of the Company’s long-term debt did not change significantly from December 31, 2013.

Note 8—Capital Structure

The following summarizes the terms of the Company’s capital stock:

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value. There were zero shares issued and outstanding at March 31, 2014 and December 31, 2013. To date, the preferred stock powers, designation, rights and preferences have not been designated by the Board of Directors.

Common Stock

The Company is authorized to issue 20,000,000 shares of Common Stock at $.01 par value. As of March 31, 2014 and December 31, 2013, there were 15,204,320 shares issued and outstanding including 793,987 shares held in treasury which were repurchased in August 2011 for $530,400.

Note 9—Leases

The Company conducts its operations using facilities, office equipment and automobiles leased under noncancellable operating lease agreements that expire at various dates. Future minimum lease payments have not changed significantly from December 31, 2013.

Rent expense under operating leases was approximately $241,804 and $230,526 for the three months ended March 31, 2014 and 2013, respectively.

Note 10—Income Taxes

The Company determines the tax provision for interim periods using an estimate of annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company recorded income tax expense of $8,149 and $3,741 for the three months ended March 31, 2014 and 2013, respectively. The tax expense represents minimal state and local taxes. In both periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

The Company did not have unrecognized tax benefits as of March 31, 2014 and December 31, 2013 and does not expect this to change significantly over the next twelve months. As of March 31, 2014 and December 31, 2013, the Company has not accrued interest or penalties related to uncertain tax positions.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(UNAUDITED)

Note 11—Related Party Transactions

The Company has certain transactions with related parties. Related parties are various companies that the Company has transactions with, that have a common significant stockholder as the Company. The following entities are determined to be related parties: Tele2 AB (“Tele2”), Millicom International Cellular S.A. (“Millicom”), Modern Asset Management Incorporated, Anima Regni Partners LLC and Brookstone USA Inc.

All affiliate balances excluding affiliated debt and interest as noted in Note 7, are generated from sales and services provided and through payment and reimbursement of costs and borrowings to and from entities related through common control or ownership. Related party balances are paid/received in the normal course of business.

The Company had receivables, payables and recorded revenues to related parties, for the periods presented as follows:

	Revenues		Due from Affiliates		Due to Affiliates
	Three months ended March 31, 2014	Three months ended March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Millicom	$527,371	$557,488	$426,699	$521,708	$—	$—
Tele2	1,645,437	1,407,036	1,461,353	1,521,859	—	—
Brookstone				—	317,535	317,535
Other affiliates					33,774	35,189
	$2,172,808	$1,964,524	$1,888,052	$2,043,567	$351,309	$352,724

The Company also provides certain management services to a related party. Income from these services is recorded as management fee income on the accompanying consolidated statements of operations.

Note 12—Benefit Plans

The Company and its subsidiaries maintain various defined contribution plans for its employees. The entities located in the United States established plans under Section 401(k) of the Internal Revenue Code. The Company contributes an amount ranging from 4% to 6% of the employee’s salary. The entities in Sweden have established defined contribution plans in accordance with their country’s regulations. The Company contributes an amount based upon the plan’s contribution formula which is based upon the employee’s salary. The Company’s contribution to the various plans amounted to approximately $269,400 and $291,300 during the three months ended March 31, 2014 and 2013, respectively.

Note 13—Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at March 31, 2014, the Company is not a party to any litigation that is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14—Commitments

During the quarter ended March 31, 2014, there have been no significant changes to the Company’s aggregate future commitments to be paid over the next twelve months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2013, included in our prospectus dated May 14, 2014, filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”).

Executive Overview

We are a diversified holding company with a portfolio of privately held operating companies and other investments. We were incorporated under the laws of the State of Delaware in September 1994 under the name Innova International Corporation and in April 1999 changed our name to XSource Corporation. We changed the name of the firm to Modern Holdings Incorporated in January 2003. Our most recent investments include purchasing a 70% equity stake in Specialty Claims Management and investing in NeighborMD through both equity and convertible note investments.

Our corporate structure allows for great flexibility in the types of investments we make. We can invest in any industry, in any geographical area, in any part of the capital structure. The geographic focus of the company is to pursue deals in the United States and Scandinavia. Deals can vary from buying a majority or all of a small privately held company to investing in a minority position in an early stage, scalable business. In all cases we look for management teams who are passionate about their business and we must be able to identify why Modern Holdings can add value to a particular business.

Our investments are in several different industries including telecommunications, school photography, and insurance. Each of these companies provides a software or service to the major operators in their industries. For example, Basset provides fraud detection and revenue assurance software to telecommunications operators. Specialty Claims Management is a third party administrator within the property and casualty insurance space. Our strategy is to dampen regulatory and cyclical risk by selling to operators within each industry versus being an operator within an industry. We maintain oversight over these portfolio companies by appointing a majority of the members of the board of directors and by providing management expertise when beneficial.

In addition to our majority owned and wholly owned investments, we have several small minority stakes in companies which we feel have game changing technologies or business approaches.

In certain of these minority investments, we require a board seat as a term of our investment. In other cases, we invest alongside trusted partners who have extensive industry expertise and are located in the same geographical area as the investment.

Our subsidiary companies are primarily located in three geographical areas: 1) the New York/New Jersey metropolitan area, 2) the Southeastern United States, primarily Nashville, Tennessee and 3) the greater Stockholm, Sweden area. In each of these three geographies, we have extensive business contacts which are contributing sources to our deal flow. Additionally, we have trusted partners in these markets who we invest alongside and who alert us to deals in their respective areas.

Our Segments

The Company has determined that it has four reportable segments organized around the types of businesses:

•	Telecommunications – includes the operating segments Basset which provides various billing software products for the worldwide telecommunications industry.

•	IT Support – includes the operating segment Xpeedio which provides IT support for business to business markets.

•	Photography – includes the operating segment Lors which provides school photography services in New Jersey and New York.

•	Insurance – includes the operating segment SCM which provides third party claims administration to the insurance industry.

Key Performance Indicators

Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include revenues and results from operations. Results from operations provides us with a measure of our financial performance that we use to evaluate operations. In addition, we have historically used and continue to use revenue targets and operating income targets in determining our incentive compensation.

Additionally, we use certain GAAP and non-GAAP indicators to assist in managing our businesses. We have determined that in all of our segments, there are certain non-GAAP measurements that are vital to measuring the success of our businesses. These measures are as follows:

•	Telecommunications. We use product sales and service revenues to non-related parties as a percentage of our total sales for that segment as an indicator of how well we are growing worldwide business. In conjunction with this, we also continually monitor our prospective client listing to ensure that the ability to grow all revenue is always available.

•	IT Support. We review new clients each reporting period as an indicator of how well we are growing our business.

•	Photography. We focus heavily on metrics surrounding the number of students photographed as well as metrics surrounding the number and amount of orders received. It is critical for the business to maintain a certain level of students photographed in order to generate orders. Monitoring how many orders are received and at what order value is critical as well. As most of the cost of an order has already been incurred at the time a photograph is taken, all additional revenue that can be received through one order helps to improve the margins of the company.

•	Insurance. We closely monitor adjuster activity as well as loss reporting activity. As revenues are based upon the number of cases opened, it is important to know the metrics on how many of these are being done by each adjuster. Additionally, in order to maintain the relationships that we have with our carriers, it is important to monitor the losses that they have taken and advise them well in advance of any problems arising. As such, internal guidelines for reporting and settlements are very closely monitored by senior management.

Net revenues include no significant intersegment revenues. Operating loss by segment and geographic area excludes general corporate and interest expenses. Assets of the Corporate and Other segment consist primarily of cash, other current assets, equipment, and other non-current assets.

Financial Results

Product Sales and Services Revenue

Revenue consists of revenue from the sale of products and services, less returns, discounts and allowances and other offsets to net revenues. In our Telecommunications segment, revenue is primarily recognized on a percentage of completion method. In our IT Support segment, revenue is recognized as the services are performed. In our Photography segment, revenue is recognized upon the delivery of the photographs and in our Insurance segment, revenue is recognized ratably over the estimated period length that it takes to administer the type of claim from start to close. Provisions for discounts, rebates to consumers and returns are recorded as a reduction of net revenues in the same period as the related revenue is recognized. Amounts billed to customers for delivery costs are classified as a component of net sales revenues, and any other related delivery costs are classified as a component of cost of revenues. Sales and value added tax collected from consumers and remitted to governmental authorities are accounted for on a net basis and are excluded from net revenues on our consolidated results of operations.

Product Sales and Services Revenue to Related Parties

Product sales and services revenue to related parties consists of revenue from related parties that have common ownership. In our Telecommunications segment, revenue is recognized on a percentage of completion method. In our IT Support segment, revenue is recognized as the services are performed. Provisions for discounts are recorded as a reduction of net revenues in the same period as the related revenue is recognized. Value added tax collected from consumers and remitted to governmental authorities is accounted for on a net basis and is excluded from net revenues on our consolidated results of operations.

Operating expenses

Operating expenses consist of cost of sales and services, selling, general and administrative expenses, research and development expenses, and depreciation and amortization.

•	Cost of sales and services. Cost of sales includes the related labor and travel expenses that are incurred to deliver the services and software that have been purchased. Cost of sales also includes the costs of producing the photographs.

•	Selling, general and administrative. Selling, general and administrative expenses consist of salaries, benefits, commissions, incentive programs, travel and entertainment, meetings and seminars and other selling costs and expenses, in each case related to our business. General and administrative expenses consist of costs associated with running our company such as occupancy and employment expenses; employee-related costs associated with our executive, finance, information technology and human resource functions; costs associated with our corporate headquarters and legal, tax and accounting fees.

•	Research and development. Research and development expenses consist of labor and related expenses necessary to maintain our software products and advance them to the next level in their product development.

•	Depreciation and amortization. Depreciation and amortization expenses consist of the depreciation of physical assets purchased in the ordinary course of business to best service and maintain all customers. Amortization expense consists of the amortization of certain definite-lived intangible assets. These assets have been tested for impairment in each of the periods presented.

Operating income (loss)

Operating income (loss) consists of total revenues less operating expenses, and excludes other income and expenses (i.e., non-operating income and expenses).

Other income (expenses)

•	Interest income. Interest income consists of interest payments made on our cash deposit accounts.

•	Interest expense. Interest expense consists of interest payments made pursuant to our amended credit facilities and our related party debt agreements with, among others, one of the largest banks in Sweden.

•	Management fee income. Management fee income consists of fees paid by related parties for general and administrative services performed by our corporate offices.

•	Other non-operating income (expenses). Other non-operating income (expenses) includes all other non-operating income and expenses.

Provision for income taxes

We record income tax expenses related to federal, state, local and foreign income.

Results of Operations

The following table sets forth consolidated operating results and other operating data for the periods indicated.

Consolidated Statement of Operations Data:
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
REVENUE
Product sales	$1,090,167	$1,202,654
Service revenue	2,146,533	2,886,797
Product sales to related parties	1,095,782	636,032
Service revenue to related parties	1,077,026	1,328,492
TOTAL SALES AND SERVICES REVENUE	5,409,508	6,053,975

COSTS AND EXPENSES
Cost of product sales	540,025	651,082
Cost of service revenue	1,211,590	1,570,298
Cost of product sales to related parties	416,474	332,699
Cost of service revenue to related parties	532,275	677,557
Selling, General and Administrative	2,689,548	2,693,471
Engineering R&D	782,612	826,797
Depreciation & Amortization	58,840	114,556

TOTAL OPERATING EXPENSES	6,231,364	6,866,460

Loss from operations	(821,856)	(812,485)

Interest Income	3,378	7,112
Interest Expense	(25,967)	(30,003)
Management Fee Income	43,024	43,576
Other Income (expense)	(24,913)	(46,408)
Total other income (expense)	(4,478)	(25,723)
Loss before provision for income taxes	(826,334)	(838,208)
Income tax expense	8,149	3,741
Net loss attributable to MHI Stockholders	(818,891)	(850,000)
Add: Net loss (income) attributable to non-controlling interests	15,592	(8,051)
Net loss	$(834,483)	$(841,949)

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.06)
Weighted-average shares used to compute net income (loss) per share attributable to MHI stockholders, basic and diluted	14,410,333	14,410,333

Three months ended March 31, 2014 compared with the three months ended March 31, 2013

Net revenues

The following table presents net revenues by segment for the three months ended March 31, 2014 compared with the three months ended March 31, 2013.

	2014	2013	% Change
Telecommunications	$3,263,623	$3,051,472	7%
IT Support	882,172	949,937	(7)%
Photography	570,184	723,845	(21)%
Insurance	693,529	1,328,721	(48)%
Total	$5,409,508	$6,053,975	(11)%

Net revenues decreased $0.6 million, or 11%, to $5.4 million in 2014 from $6.0 million in 2013. This is due to decreases in most segments that were offset by an increase in our Telecommunications segment.

Net revenues increased in our Telecommunications segment by $0.2 million, or 7%, from $3.1 million in 2013 to $3.3 million in 2014. The increase was due primarily to increased sales to our largest customer, who is an affiliated company.

Net revenues in our IT Support segment decreased $0.07 million, or 7%, from $0.95 million in 2013 to $0.88 million in 2014. The decrease is primarily due to the loss of one large customer that had decided to bring its operation in-house instead of an outsourced vendor. This was offset by several new smaller customers brought in in the second half of 2013.

Net revenues in our Photography segment decreased $0.1 million, or 21%, from $0.7 million in 2013 to $0.6 million in 2014. The decrease is primarily due to the timing of when certain schools received their portraits in 2013 in relation to 2014. Additionally, in 2013, the continued marketing efforts yielded slight changes to the seasonality of the revenue which increased the orders that were taken in 2013.

Net revenues in our Insurance segment decreased $0.6 million, or 48%, from $1.3 million in 2013 to $0.7 million in 2014. This is primarily due to the loss of our largest customer who decided to perform the claim administration in house in September 2013. Revenue related to this customer was approximately $0.7 million in 2013. This decrease was offset by an increase in new smaller customers.

Operating loss

The following table presents operating loss by segment for the three months ended March 31, 2014 compared with the three months ended March 31, 2013.

	2014	2013	% Change
Telecommunications	$68,956	$(217,223)	132%
IT Support	72,013	48,879	47%
Photography	(76,703)	(65,426)	17%
Insurance	(223)	111,001	(100)%
Non-allocated corporate expenses	(885,899)	(689,716)	(28)%
Total	$(821,856)	$(812,485)	1%

Operating losses remained relatively consistent from 2013 to 2014. While our revenues declined by approximately $0.6 million as noted above, we were able to reduce our operating costs to compensate for the decline.

Operating income (losses) in our Telecommunications segment improved by approximately $0.3 million from ($0.2) in 2013 to $0.1 million in 2014. We were able to increase revenues in 2014 while continuing to monitor our costs with minimal increases to support the additional revenue.

Operating income in our IT Support segment increased approximately $23,000, or 47%, from approximately $49,000 in 2013 to $72,000 in 2014. We were able to reduce personnel costs in order to compensate for the reduced revenue.

Operating losses in our Photography segment increased $12,000 or 17%, from $65,000 in 2013 to $77,000 in 2014. The increase is due to the decrease in revenue previously discussed being offset by the ongoing cost cutting measures throughout the business.

Operating income (loss) in our Insurance segment decreased by $0.1 million, or 100%, from $111,000 in 2013 to breakeven in 2014. This is primarily due to the loss of our largest customer who decided to perform the claim administration in house. This decrease was offset by an increase in new smaller customers. This was partially offset by an overall reduction in operating expenses due to a majority of our employees moving to AmTrust in connection with the settlement agreement.

Operating expense in our corporate segment increased by $196,000 from $690,000 for the three months ended March 31, 2013 to $886,000 for the three months ended March 31, 2014. This is primarily due to increased cost associated with the filing of the Company’s registration statement in May 2014.

Interest income

Interest income decreased by approximately $3,700 in 2014 as compared to 2013, due to lower cash balances in interest bearing accounts.

Interest expense

Interest expense decreased by approximately $4,000 in 2014 as compared to 2013, due to the timing of the borrowings in 2014 as compared to 2013.

Management fee income

Management fee income remained relatively constant in 2014 as compared to 2013.

Other expense

In 2014, we had other expense totaling approximately $25,000, which is a decrease of $19,000 from the approximate $46,000 of other expense in 2013. The difference is primarily due to reduced foreign currency transaction losses.

Income tax expense

Income tax expense for the three months ended March 31, 2014 and 2013 was $8,149 and $3,741, respectively. The tax expense in 2014 and 2013 represents minimal state and local taxes. In both periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

Net loss

Net loss remained relatively constant for the reasons noted above.

Seasonality

In a typical year, our operating results are impacted by seasonality. Our Telecommunications and IT Support segments in the third quarter typically will have lower operating results due to the extended vacations allowable under Swedish law. Historically, revenues in our Photography segment are highest in the fall to coincide with the beginning of the school year. Our Insurance segment can also have positive seasonal variations in operating results. They may be significantly impacted by inclement weather conditions, such as cold or wet weather, which can cause an increase in the number of insurance claims made.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through cash flow from operations and borrowings on our lines of credit. We believe we have sufficient working capital and liquidity to support our operations for at least the next twelve months.

Cash and cash equivalents

At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $2.7 million and $3.7 million, respectively. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.

Operating activities

Cash flows from operating activities consist primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, and other non-cash charges, net. Our cash flows from operations are largely dependent on revenues from our clients, which are in turn dependent on general economic conditions and consumer confidence.

We used cash in operations of $1,196,189 and $607,572 during the three months ended March 31, 2014 and 2013, respectively. The significant drivers contributing to the increased use of cash were lower net amounts collected from affiliates, increased prepayments of certain operating expenses and changes in our deferred revenue associated with the settlement of the AMTrust contract in our insurance segment. These factors were partially offset by increased collections of our accounts receivable and lower cash payments of operating expenses.

Investing activities

Cash used in investing activities has been mainly for the purchase of property and equipment and activity with our cost method investments. During the three months ended March 31, 2014, investing activities used cash due to additional fixed asset purchases of approximately $36,000 which was partially offset by proceeds from the sale of fixed assets of $17,000. For the three months ended March 31, 2013, cash used in investing activities was related to further investments in cost method investments of approximately $33,000 as well as purchases of property and equipment of $46,000.

Financing activities

For the three months ended March 31, 2014, cash used in financing activities has been mainly due to the net borrowings under our lines of credit of approximately $350,000 offset by the distribution of approximately $180,000 to puttable non-controlling interests in our Insurance segment. For the three months ended March 31, 2013, cash used in in financing activities was due to the net borrowings under our lines of credit of approximately $522,000.

Debt

The Company has four separate lines of credit with one financial institution in Sweden. The four lines are considered the Basset line, the Xpeedio line, the Lors line and Modern Holdings line.

Basset line: Basset has a line-of-credit of up to 13,000,000 Swedish Krona (“SEK”) (approximately $1,999,400 and $2,005,900 at March 31, 2014 and December 31, 2013, respectively). The line is unsecured, due on demand and is at an interest rate of the Stockholm Interbank Offered Rate (“STIBOR”) plus 1.9 basis points (3% and 3% at March 31, 2014 and December 31, 2013, respectively). At March 31, 2014 and December 31, 2013, the balance outstanding is $1,811,824 and $1,866,014, respectively. The line is renewed annually on January 1 and is renewed through December 31, 2014.

Xpeedio line: Xpeedio has a line-of-credit agreement through a financial institution of up to 3,000,000 SEK (approximately $461,400 and $462,900 at March 31, 2014 and December 31, 2013, respectively). The line is unsecured, due on demand and is at an interest rate of STIBOR plus 1.9 basis points (totaling 3% and 3% at March 31, 2014 and December 31, 2013, respectively). Unused amounts under the line bears interest at .6% annually. At March 31, 2014 and December 31, 2013, there is no balance outstanding. The line is renewed annually on January 1 and is renewed through December 31, 2014.

Lors line: Lors has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at March 31, 2014 and December 31, 2013 (totaling approximately 3.25% and 3.25% at March 31, 2014 and December 31, 2013, respectively), and amounts can be advanced under the line until April 30, 2015. The Company pays an annual facility fee of $1,500. At March 31, 2014 and December 31, 2013, borrowings outstanding under the Lors line totaled $875,000 and $475,000, respectively.

Modern Holdings line: The Company has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at March 31, 2014 and December 31, 2013 (totaling approximately 3.25% and 3.25% at March 31, 2014 and December 31, 2013, respectively), and amounts can be advanced under the line until April 30, 2015. At March 31, 2014 and December 31, 2013, borrowings outstanding under the Modern Holdings line totaled $780,400 and $780,400, respectively.

Interest expense for debt was $22,067 and $26,101 for the three months ended March 31, 2014 and 2013, respectively.

Affiliated Party Debt

Brookstone/GUI: The Company has a note payable to GUI that had an original loan amount of $559,000. The note is due on demand with interest payable on a monthly basis. The interest rate is fixed at 4%. The note is unsecured. At March 31, 2014 and December 31, 2013, borrowings outstanding under the Brookstone/GUI note payable totaled $379,000 each period.

Brookstone: During 2009, the Company entered into various note payable agreements with an affiliate. The notes are due on demand, and accrue interest equal to the applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.36% and 3% at March 31, 2014 and December 31, 2013, respectively. These notes are unsecured. At March 31, 2014 and December 31, 2013, the outstanding balance under these notes totaled $468,865 and $468,865, respectively.

Brookstone/Primetime 24 JV: In 2012, the Company borrowed $210,000 from Primetime 24 JV in an interest only note with interest payable annually. The interest rate is equal to the short-term applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.36% and 3% at March 31, 2014 and December 31, 2013, respectively. The note is due on demand. The note is unsecured. At March 31, 2014 and December 31, 2013, the outstanding amount under this note was $200,000 and $200,000, respectively.

Interest expense for the affiliated party debt was $3,900 and $3,902 for the three months ended March 31, 2014 and 2013, respectively.

The Company does not have any financial ratio covenants and does not provide collateral for any of its debt agreements noted above.

Maturities of the Company’s long-term debt did not change significantly from December 31, 2013.

The Company believes that the outstanding affiliated debt of approximately $1.1 million as of March 31, 2014, which is due on demand, will not be demanded by the affiliate within the next twelve months based upon its affiliated relationship. This has been the historical nature of these affiliated notes payable.

The Company has a recent trend of operations generating negative cash flows and increasing working capital deficit due to the decline in our current assets. Despite these negative factors, the Company believes its renewed lines of credit, the additional availability under those lines of credit of approximately $0.8 million and the cash on hand of approximately $2.7 million as of March 31, 2014 will be sufficient to support the Company’s operations for the next twelve months. If a need for additional capital arises during the next twelve months, the Company believes that it would be able to find additional capital resources.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2014:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-Term debt	$4,175,099	$26,985			$4,202,084
Interest payments on debt(1)	128,000	920			128,920
Operating leases	806,152	541,379			1,347,531
Employment agreements(2)	2,905,637				2,905,637
Severance agreements	193,817				193,817
	$8,208,705	$569,284	$—	$—	$8,777,989

(1)	Assumes debt balances, interest rates and foreign currency exchange rates remain the same as year end balances
(2)	Employment agreements are renewed on an annual basis for our key employees.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: accounting for revenue recognition; collectability of accounts receivable; depreciation and amortization periods; tax rates, deferred income taxes and tax reserves; and the recoverability of long-term assets including goodwill and other intangibles. The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

Revenue recognition

The Company’s revenues are primarily derived from consulting services, sales of software licenses, installation revenues, maintenance revenues, photograph sales and the administration of insurance claims. Revenues are recognized under contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of the amounts billed is reasonably assured.

Revenues from consulting services related to training, implementation and general consulting are recognized under a time-and-material basis as the services are performed.

Revenue from term (recurring license charge) license software is recognized on a straight-line basis over the period that the client is entitled to use the license.

Revenues under long-term contracts for installation of billing software systems are recognized based on the percentage of completion method of accounting primarily measured based on hours incurred to total hours expected. Changes in estimated hours during the course of a contract are reflected in the period in which such facts become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The percentage of completion method of accounting involves considerable use of estimates in determining revenues, costs and profits and in assigning the amounts to accounting periods and, as a result, there can be a significant disparity between earnings as reported and actual cash received by the Company during any reporting period. In accordance with industry practice, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, included in the accompanying balance sheet as current assets and current liabilities, respectively, contain amounts relating to contracts and programs with long production cycles. The Company’s recorded revenue may be adjusted in later periods in the event that the Company’s hours estimates prove to be inaccurate or a contract is terminated.

Revenue from post-contract support, which may include unspecified upgrades on a when-and-if-available basis, is recognized on a straight-line basis over the period such items are delivered.

Software-related elements include software products and services for which a software deliverable is essential to its functionality. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are not within the scope of software revenue recognition guidance and are accounted for based on other applicable revenue recognition guidance. A software multiple-deliverable arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the client on a stand-alone basis; and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

If any one of these criteria is not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.

The revenue for the Company’s multiple-deliverable arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using a hierarchy: vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”) or best estimate of selling price (“BESP”). In the limited circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, BESP is used for the purpose of performing this allocation.

Photography revenue is recognized upon delivery of the photographs. The Company charges a shipping and handling fee to its customers to ship photographs. These amounts are recorded as revenue. Revenues associated with the shipping and handling fees were approximately $32,000 and $42,600 for the three months ended March 31, 2014 and 2013, respectively. The costs of shipping and handling are expensed as incurred and are included in cost of sales and services on the accompanying statement of operations. The Company receives money in advance before the photographs are shipped. These amounts are recorded as deferred revenue until the product is delivered.

Revenue from the administration of insurance claims is recognized ratably over the estimated period length that it takes to administer the type of claim from start to close. The claim length could range for periods up to 13 months. The Company’s billings do not necessarily correlate with the revenues recognized ratably over the life of the claim. The Company has recorded unbilled receivables of $284,000 and $335,000 which are included in accounts receivable on the consolidated balance sheet as of March 31, 2014 and December 31, 2013, respectively. When billings occur in advance of services performed, the Company records deferred revenue for those amounts.

Total revenue does not include sales or value added tax; the Company considers itself a pass-through entity for collecting and remitting sales and value added taxes.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and its historical experience. The Company’s policy to determine past due accounts is based upon the contractual payment terms of the receivables. The Company generally does not record interest on past due accounts. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At December 31, 2013, the Company had approximately $50,200 of an allowance for doubtful accounts. At March 31, 2014, the Company believes an allowance for doubtful accounts in is not necessary.

Goodwill and intangible assets

Accounting Standards Codification (ASC) Topic 805, “Business Combinations” (ASC No. 805), requires that the purchase method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (ASC No. 350), all assets and liabilities of the acquired businesses including goodwill are assigned to reporting units. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge.

We review long-lived assets and certain identifiable intangibles other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The estimate of undiscounted cash flows and the fair value of assets require several assumptions and estimates like the weighted average cost of capital, discount rates, risk-free rates, market rate of return and risk premiums and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

There were no impairments noted during the three months ended March 31, 2014 and 2013.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to enter into the determination of taxable income.

The Company believes that its taxable earnings, during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized, should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of the tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely the Company establishes a valuation allowance.

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carryforwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance.

The Company continues to assess the likelihood of realizing the tax credit for withheld amounts from foreign customers. These credits have been historically recorded in “prepaid income and other taxes” on the accompanying balance sheet. Due to the operating loss levels in the Telecommunications segment in 2014, the Company believes that it will not be able to utilize these credits prior to their expiration beginning in 2016 and accordingly has reserved for them.

The Company recognizes a liability for uncertain tax positions that the Company has taken or expects to file in an income tax return. An uncertain tax position is recognized only if it is “more likely than not” that the position is sustainable based on its technical merit. A recognized tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

The Company assesses foreign investment levels periodically to determine if all or a portion of the Company’s investments in foreign subsidiaries are indefinitely invested. If foreign investments are not expected to be indefinitely invested, the Company provides income taxes on the portion that is not indefinitely invested.

Accounting standards applicable to emerging growth companies

We are an emerging growth company as defined under the Jumpstart Our Business Startups Act (JOBS Act). Emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates.

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity. This update became effective from January 1, 2014 and the new guidance did not have any impact on the Company’s unaudited consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU 2013-11 did not have any impact on the Company’s unaudited consolidated financial statements.

In May, 2014, the FASB issued ASU 2014 - 09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.

-Step 2: Identify the performance obligations in the contract.

-Step 3: Determine the transaction price.

-Step 4: Allocate the transaction price to the performance obligations in the contract.

-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 also significantly expands disclosure requirements concerning revenues for most entities. ASU 2014-09 will be effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact that ASU 2014-09 will have on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not currently hold or issue financial instruments for trading purposes, although we have in the past entered into interest rate hedges for the purposes of limiting our exposure to fluctuations in interest rates.

Foreign currency exchange risk

Our primary operations are located in Sweden. Revenues from Sweden account for approximately 76% of our consolidated revenues. Our Swedish subsidiaries record transactions in their local currency, the Swedish Krona. As we invoice those transactions predominantly in Swedish Krona, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly change by 10%, the amount of cash and cash equivalents we would report in U.S. dollars as of March 31, 2014 and December 31, 2013 would change by approximately $140,000 and $229,000 respectively.

Interest rate risk

Historically, our exposure to market risk for changes in interest rates relates to our debt obligations under our various lines of credit outstanding. Our lines of credit primarily bear interest rates that are variable and are linked to the lending institutions base rate or the Stockholm Interbank Offered Rate. As of March 31, 2014 and December 31, 2013, we had approximately $4,500,000 and $4,200,000 of debt respectively. A 1% increase in these floating rates would increase annual interest expense by $40,000 and $39,000.

Inflation

Inflationary factors such as increases in the cost of sales and services, including labor costs, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain our gross margin levels and our current levels of selling expenses and general and administrative expenses as a percentage of net revenues if the sale prices of our products do not increase with any increase in cost of sales and services.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1 . Legal Proceedings

None.

Item 1A. Risk Factors

We are a small company with limited resources.

We are a small company with limited resources. For the three months ended March 31, 2014, we had total revenues of $5,409,508 and loss from operations of $821,856. For the three months ended March 31, 2013, we had total revenues of $6,053,975 and loss from operations of $812,485. Most of our competitors have greater resources than we do. Our competitors may be able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their services more quickly than we can.

We depend on revenues from a few significant relationships, and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

We expect that our client concentration will not change significantly in the near future. We derive a significant portion of our revenues from a small number of customers. For the three months ended March 31, 2014, two of our clients (Millicom International Cellular S.A. and Tele2 AB) accounted for 10% and 30%, respectively, of the Company’s total revenues for the period, and 16% and 50% of the revenues for our Telecommunications segment. Two of our clients (Millicom International Cellular S.A. and Tele2 AB) accounted for 9% and 23%, respectively, of the Company’s total revenues for the three months ended March 31 2013, and 19% and 48% of the revenues for our Telecommunications segment. Our current director Andreas M. Stenbeck holds directly and indirectly greater than 5% of the voting power of each client. We expect that a significant portion of our total revenues and Telecommunications revenue will continue to be contributed by a limited number of large clients in the near future. The loss or financial difficulties of any of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flow. Our success depends on our ability to develop and manage relationships with significant clients.

General economic and business conditions could negatively affect our business in multiple ways.

We conduct business through our portfolio companies across a range of business areas. Therefore, we are exposed to risks attributable to the general economic environment, and risks inherent in individual industrial sectors and business lines in which we operate.

Adverse global economic conditions and uncertain conditions in the credit market have had, and in the future could have, a significant adverse effect on our company and our operating businesses. Some of the risks and uncertainties we face as a result of these global economic and credit market conditions include the following:

•	Volatile Demand. Negative or uncertain global economic conditions could cause many of our direct and indirect customers to delay or reduce their purchases of our products and systems containing our products. In addition, many of our customers rely on credit financing to purchase our products. If negative conditions in the global credit markets prevent our customers’ access to credit, product orders may decrease, which could result in lower revenue. Likewise, if our suppliers, sub-suppliers and sub-contractors (collectively referred to as “suppliers”) face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may be unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue and increased operating costs, which could adversely affect our business, results of operations and financial condition.

•	Restructuring Activities. If demand slows significantly as a result of a deterioration in economic conditions or otherwise, we may need to execute restructuring activities to realign our cost structure with softening demand. The occurrence of restructuring activities could result in impairment charges and other expenses, which could adversely impact our results of operations or financial condition.

•	Credit Volatility and Loss of Receivables. We extend credit and payment terms to some of our customers. We perform ongoing credit evaluations of our customers’ financial condition. We could suffer significant losses if a customer fails and is unable to pay us. A significant loss of an accounts receivable would have a negative impact on our financial results.

•	Impairment Charges. Negative or uncertain global economic conditions could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of our long-lived assets or goodwill is determined, our results of operations will be adversely affected. We recorded an impairment charge of approximately $1.4 million during the year ended December 31, 2013.

Once we are engaged by a client for telecommunications services, it may take us several months before we start to recognize significant revenues.

When we are engaged by a client after the selling process for our telecommunications services, it takes on average from twelve to thirty weeks to integrate the client’s systems with ours, and on average an additional three months thereafter to build up our services to the client’s requirements. Depending on the complexity of the processes being implemented, these time periods may be significantly longer. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. Therefore, we do not recognize significant revenues until after we have completed the implementation phase.

Consistency in our revenues from period to period depends in part on our ability to reflect the changing demands and needs of our existing and potential clients. If we are unable to adjust our pricing terms or the mix of products and services we provide to meet the changing demands of our clients and potential clients, our business, results of operations and financial condition may be adversely affected.

Most of our contracts use a pricing model that provides for hourly or annual billing rates. Industry pricing models are evolving, however, and we anticipate that clients may increasingly request transaction-based or other pricing models. If we are unable to obtain operating efficiencies or if we make inaccurate assumptions for contracts with transaction-based pricing, our results of operations may be negatively affected. If we are unable to adapt our operations to evolving pricing protocols, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

In addition, the services we provide to our clients and the revenues and income from those services may decline or vary as the type and quantity of services we provide under those contracts changes over time, including as a result of a shift in the mix of products and services we provide. Furthermore, our clients, some of which have experienced significant and adverse changes in their prospects, substantial price competition and pressures on their profitability, have in the past and may in the future demand price reductions, automate some or all of their processes or change their outsourcing strategy by moving more work in-house or to other providers, any of which could reduce our results of operations. Any significant reduction in or the elimination of the use of the services we provide to any of our clients, or any requirement to lower our prices, would harm our business.

We have experienced declining revenues and continued losses.

For the past several years, our telecommunications and IT support segments have experienced declines in revenue and continued losses. In 2013, our Insurance segment lost its largest customer.

Net revenues in our Telecommunications segment increased by $0.1 million, or 7%, from $3.1 million in 2013 to $3.2 million in 2014. The increase was due primarily to increased sales to our largest customer, who is an affiliated company. For several years prior to that, revenue declined in each of the years. Net revenues in our IT Support segment decreased by $0.07 million, or 7%, from $0.95 million in 2013 to $0.88 million in 2014. The decrease is primarily due to the loss of one large customer that had decided to bring its operation in-house instead of an outsourced vendor. This was offset by several new smaller customers brought in in the second half of 2013.

Net revenues in our Insurance segment decreased $0.6 million, or 48%, from $1.3 million in 2013 to $0.7 million in 2014. This is primarily due to the loss of our largest customer who decided to perform the claim administration in house. This decrease was offset by an increase in new smaller customers.

Operating losses remained relatively consistent from 2013 to 2014. While our revenues declined by approximately $0.6 million as noted above, we were able to reduce out operating costs to compensate for the decline. This is due to decreases in revenues in the majority of our segments totaling approximately $0.6 million and increases in administrative costs associated with this registration of the Company’s common stock. These increases were offset by decreases in our cost of sales and services of approximately $0.5 million and continued aggressive cost cutting measures in our photography segment.

These trends of declining revenue and continued losses could have a material adverse effect on our business and the price of our common stock.

Our results of operations will suffer if we are not able to appropriately price our services or manage our asset utilization levels.

Our results of operations are largely a function of the efficiency with which we utilize our assets, and in particular our people and our operations centers, and the pricing that we are able to obtain for our services. Our asset utilization levels are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, attract, train and retain employees, forecast demand for our services and maintain an appropriate headcount in each of our locations, as well as our need to dedicate resources to employee training and development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, substantial price competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, our ability to estimate resources for long-term pricing, margins and cash flows for long-term contracts and general economic and political conditions. Therefore, if we are unable to appropriately price our services or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition.

Certain of our services are cyclical and based on specific projects involving short-term contracts.

Certain of our services, such as our photography and telecommunications services, are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of legislation applicable to our clients could have a significant impact on certain service offerings of our telecommunications business services.

In addition, a majority of our IT support services consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from these businesses.

Our operating results may experience significant variability and as a result it may be difficult for us to make accurate financial forecasts.

Our revenues and operating results have varied in the past and are likely to vary in the future, which could make it difficult to make accurate financial forecasts. Factors that are likely to cause these variations include:

•	the number, timing, scope and contractual terms of projects in which we are engaged;

•	delays in project commencement or staffing delays due to difficulty in assigning appropriately skilled or experienced IT professionals;

•	the accuracy of estimates of resources, time and fees required to complete fixed-price projects and costs incurred in the performance of each project;

•	changes in pricing in response to client demand and competitive pressures;

•	changes in the allocation of onsite and offshore staffing;

•	the business decisions of our clients regarding the use of our services;

•	the ability to further grow revenues from existing clients;

•	the available leadership and senior technical resources compared to junior engineering resources staffed on each project;

•	seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients;

•	delays or difficulties in expanding our operational facilities or infrastructure;

•	the ratio of fixed-price contracts to time-and-materials contracts in process;

•	employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases;

•	unexpected changes in the utilization rate of our professionals;

•	unanticipated contract or project terminations;

•	the timing of collection of accounts receivable;

•	the continuing financial stability of our clients; and

•	general economic conditions.

If we are unable to make accurate financial forecasts, it could materially adversely affect our business, financial condition and results of operations.

Our management has no experience in managing and operating a public company, and any failure to comply or adequately comply with any federal or state securities laws, rules, or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our management has no experience in managing and operating a public company and may rely in many instances on the professional experience and advice of third parties including its attorneys and accountants. Failure to comply or adequately comply with any federal or state securities laws, rules, or regulations may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

Our senior management team is critical to our continued success and the loss of one or more members of our senior management team could harm our business.

Our future success substantially depends on the continued services and performance of the members of our management team and other key employees possessing technical and business capabilities, including industry expertise, that are difficult to replace. Specifically, the loss of the services of Henry L. Guy, our Chief Executive Officer, could seriously impair our ability to continue to manage and expand our business. There is intense competition for experienced senior management and personnel with technical and industry expertise in the industries in which we operate, and we may not be able to retain these officers or key employees. We have not entered into employment and non-competition agreements with all of our executive officers, and for the agreements we have entered into certain terms of those agreements may not be enforceable and in any event these agreements do not ensure the continued service of these executive officers. In addition, we currently do not maintain “key person” insurance covering any member of our management team.

The loss of any of our key employees, particularly to competitors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.

There is significant competition for professionals with skills necessary to perform the services we offer to our clients. Increased competition for these professionals could have an adverse effect on us. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to provide our services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and margins, and could lead to a decline in demand for our services. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process. However, high turnover rates do increase our cost of revenues and therefore impact our margins due to higher recruitment, training and retention costs as a result of maintaining larger hiring, training and human resources departments, and higher operating costs due to having to reallocate certain business processes among our operations centers where we have access to the skilled workforce needed for the business.

In addition, our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain personnel with skills that keep pace with the demand for the services we provide, evolving industry standards and changing client preferences. A lack of sufficiently qualified personnel could also inhibit our ability to establish operations in new markets and our efforts to expand geographically. Our failure to attract, train and retain personnel with the qualifications necessary to fulfill the needs of our existing and future clients or to assimilate new employees successfully could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our results of operations.

As the scale of our operations and services increases, wages as a percentage of revenues will likely increase. Wage increases in the long term may reduce our margins and increase operation losses.

We may not be fully insured for all losses we may incur.

Although we attempt to limit and mitigate our liability for damages arising from negligent acts, errors or omissions through contractual provisions, limitations of liability set forth in our contracts may not be enforceable in all instances or may not otherwise protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, are generally not limited under those agreements. Although we have general liability insurance coverage, including coverage for errors or omissions, property damage or loss and breaches of privacy and network security, that coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

We do not intend to pay dividends in the foreseeable future, and, because we are a holding company, we may be unable to pay dividends.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions under our credit agreement, business prospects and other factors that our board of directors considers relevant. Furthermore, because we are a holding company, any dividend payments would depend on the cash flow of our subsidiaries. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate.

The tax effects of onshoring funds earned in overseas subsidiaries are prohibitive.

Net income earned in our Swedish subsidiaries is taxed in Sweden at a rate of 22%. In order to transfer those funds back to the U.S. to be used as working capital or investment capital an additional tax must be paid of approximately 12% which is the difference between the Swedish and U.S. tax rates. This additional tax makes it inefficient and costly to use funds earned in Sweden for various purposes in the United States, and this will restrict our ability to conduct our business and seek additional acquisitions in the United States.

We may choose to expand operations to additional countries and may not be successful in maintaining our current margins in our new locations due to factors beyond our control.

We may choose to expand our product line to sell into additional markets beyond the United States, Scandinavia, Africa and Europe, and if we do, the overall complexity of our business could increase at an accelerated rate as we would become subject to different market dynamics. The new markets into which we may expand may have different characteristics from the markets in which we currently exist. These different characteristics may include, among other things, demand volume requirements, demand seasonality, product generation development rates, customer concentrations, warranty and product return policies and performance and compatibility requirements. Our failure to make the necessary adaptations to our business model to address these different characteristics, complexities and new market dynamics could adversely affect our operating results.

We have significant foreign operations and there are inherent risks in operating overseas.

There are risks in operating facilities in foreign countries because, among other reasons, we may be unable to attract sufficient qualified personnel, intellectual property rights may not be enforced as we expect, and legal rights may not be available as contemplated. Should any of these risks occur, our ability to expand our foreign operations may be materially limited and we may be unable to maximize the output from these facilities and our financial results may decrease from our anticipated levels. The inherent risks of international operations could materially adversely affect our business, financial condition and results of operations. The types of risks faced in connection with international operations and sales include, among others:

•	cultural differences in the conduct of business;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	challenges in obtaining and maintaining financing;

•	impact of recessions in economies outside of the United States;

•	reduced or obtainable protection for intellectual property rights in some countries;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	political conditions in each country;

•	management and operation of an enterprise spread over various countries;

•	the burden and administrative costs of complying with a wide variety of foreign laws; and

•	currency restrictions.

We may increase the range of services that we provide to our clients and our business and future prospects are difficult to evaluate.

We are exploring opportunities to provide services that we have not provided to date. Should we decide to expand our service offerings, our results of operations may be negatively affected during any transition or growth period before such offerings achieve profitability. For example, we may need to expand our training of our existing employees or recruit new, specially-trained employees to provide these services, which could increase our costs of revenues disproportionately to the revenues generated by such services. Other challenges we may face include the diversion of our management’s attention, attracting and retaining clients for such services, integrating any new services into our current suite of services and managing any resulting growth in our operations.

Our inability to identify and make acquisitions could disrupt our operations and adversely impact our business and operating results.

A key part of our growth strategy is to acquire other companies that complement our service offerings or broaden our technical capabilities and geographic presence. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

•	we may not be able to identify suitable acquisition candidates or acquire additional companies on acceptable terms;

•	we may pursue international acquisitions, which inherently pose more risk than domestic acquisitions;

•	we compete with others to acquire companies, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

•	we may not be able to obtain the necessary financing on favorable terms, or at all, to finance any of our potential acquisitions;

•	we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company; and

•	acquired companies may not perform as we expect, and we may fail to realize anticipated revenue and profits.

In addition, our acquisition strategy may divert management’s attention away from our existing businesses, resulting in the loss of key clients or key employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

If we are not able to integrate acquired businesses successfully, our business could be harmed.

Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

•	unanticipated issues in integration of information, communications, and other systems;

•	unanticipated incompatibility of logistics, marketing, and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic client relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	coordinating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

Our financial results are based in part on our estimates or judgments relating to our critical accounting policies. These estimates or judgments may prove to be incorrect, which could harm our operating results and result in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, depreciation and amortization periods, recoverability for long-term assets including goodwill and intangibles, accounting for income taxes including reserves and valuation allowances as well as average duration of insurance claims.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenue is less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which it is deemed to be a “large accelerated filer,” which will occur at the time the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and we could remain an emerging growth company until as late as December 31, 2019.

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

•	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•	be exempt from the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers), the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation;

•	be permitted to delay compliance with new or revised financial accounting standards available under Section 107(b) of the JOBS Act; and

•	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

In addition, Section 107(b)(1) of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 107(b)(1) of the JOBS Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our qualification as an “emerging growth company” means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide investors with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our stock price may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer and Principal Accounting Officer.
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODERN HOLDINGS INCORPORATED

	By:	/s/ Henry L. Guy
Dated: June 30, 2014		Henry L. Guy
President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jay Murray
Dated: June 30, 2014		Jay Murray
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

