Form 10-Q
period 2014-06-30
MODERN HOLDINGS Inc
filed 2014-08-14
CIK 941436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes     ☐    No     ☒

As of August 14, 2014, there were 14,410,333 shares of the registrant’s common stock outstanding.

MODERN HOLDINGS INCORPORATED

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2014	December 31, 2013
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$2,362,391	$3,744,376
Accounts receivable, net	1,107,017	1,429,808
Fiduciary assets	726,884	1,587,821
Prepaid expenses and other current assets	520,086	482,407
Current assets held for sale	4,371,639	4,184,118
Total Current Assets	9,088,017	11,428,530

PROPERTY AND EQUIPMENT, NET	185,987	192,211

OTHER ASSETS:
Intangibles, net	660,832	733,166
Goodwill	1,001,957	1,001,957
Other assets	385,407	378,148
Long term assets held for sale	33,591	46,653
Total Other Assets	2,081,787	2,159,924
	$11,355,791	$13,780,665

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	June 30, 2014	December 31, 2013
CURRENT LIABILITIES:	(Unaudited)
Fiduciary liabilities	$726,884	$1,587,821
Short-term debt and current maturities of long-term debt	2,903,265	2,309,086
Accounts payable	469,128	707,621
Due to affiliates	333,683	343,742
Accrued expenses and other current liabilities	2,049,313	2,102,030
Deferred revenue	831,075	775,440
Current liabilities held for sale	5,616,242	6,316,209
Total Current Liabilities	12,929,590	14,141,949

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	23,308	26,985
Total Long-Term Liabilities	23,308	26,985

COMMITMENTS AND CONTINGENCIES

PUTTABLE NONCONTROLLING INTEREST	294,686	475,517

(DEFICIT) EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 15,204,320 shares issued in 2014 and 2013 and 14,410,333 shares outstanding in 2014 and 2013	152,043	152,043
Additional paid-in capital	82,707,684	82,707,684
Treasury stock, 793,987 shares, at cost, in 2014 and 2013	(530,400)	(530,400)
Accumulated deficit	(87,924,510)	(86,841,756)
Accumulated other comprehensive income, net of tax	3,703,390	3,648,643
Total (Deficit)	(1,891,793)	(863,786)
	$11,355,791	$13,780,665

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
REVENUES:
Product sales	$896,362	$849,219	$1,466,546	$1,573,064
Service revenue	1,653,156	2,139,938	3,231,961	4,537,438
Total Revenues	2,549,518	2,989,157	4,698,507	6,110,502
COSTS AND EXPENSES:
Cost of product sales	488,115	477,639	752,926	821,965
Cost of service revenue	988,764	1,237,752	1,969,131	2,704,246
Selling, general and administrative	1,601,062	1,714,490	3,342,279	3,512,602
Impairment of intangible assets	0	1,422,434	0	1,422,434
Depreciation and amortization	53,766	107,320	107,172	214,995
Total Costs and Expenses	3,131,707	4,959,635	6,171,508	8,676,242
LOSS FROM OPERATIONS FROM CONTINUING OPERATIONS	(582,189)	(1,970,478)	(1,473,001)	(2,565,740)
OTHER INCOME (EXPENSE):
Interest income	1,749	4,057	3,348	11,169
Interest expense	(14,205)	(17,432)	(33,783)	(39,493)
Management fee income	40,404	41,785	83,428	85,361
Other income (expense)	72	198,640	4,698	196,199
Total Other Income (expense)	28,020	227,050	57,691	253,236
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(554,169)	(1,743,428)	(1,415,310)	(2,312,504)
PROVISION FOR INCOME TAXES	10,181	10,520	18,328	14,261
NET LOSS FROM CONTINUING OPERATIONS	(564,350)	(1,753,948)	(1,433,638)	(2,326,765)
ADD: NET LOSS FROM CONTINUING OPERATIONS aTTRIBUTABLE TO NONCONTROLLING INTEREST	14,044	401,964	1,548	410,015
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(550,306)	(1,351,984)	(1,432,090)	(1,916,750)
Net income (loss) from discontinued operations, net of tax	314,528	(293,186)	349,336	(562,772)
NET LOSS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(235,778)	(1,645,170)	(1,082,754)	(2,479,319)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(10,078)	(214,775)	54,747	(64,817)

COMPREHENSIVE LOSS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(245,856)	(1,859,945)	(1,028,007)	(2,544,339)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(14,014)	(401,964)	(1,548)	(410,015)
COMPREHENSIVE LOSS	$(259,900)	$(2,261,909)	$(1,029,555)	$(2,954,354)

AMOUNTS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED STOCKHOLDERS:
Basic and Diluted net income (loss) per common share
Net loss per share from continuing operations	$(0.04)	$(0.09)	$(0.10)	$(0.13)
Net income (loss) per share from discontinued operations	0.02	(0.02)	0.03	(0.04)
Net loss per share	$(0.02)	$(0.11)	$(0.07)	$(0.17)
Weighted average common shares outstanding	14,410,333	14,410,333	14,410,333	14,410,333

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total (Deficit) Equity
	Shares	Amount
Balance, December 31, 2013	14,410,333	$152,043	$82,707,684	$(530,400)	$(86,841,756)	$3,648,643	$(863,786)
Other comprehensive income	—	—	—	—	—	54,747	54,747
Net loss	—	—	—	—	(1,082,754)	—	(1,082,754)
Balance, June 30, 2014	14,410,333	$152,043	$82,707,684	$(530,400)	$(87,924,510)	$3,703,390	$(1,891,793)

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,433,638)	$(2,326,765)
Net income (loss) from discontinued operations	349,336	(562,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,173	214,996
Gain on sale of property and equipment	(12,928)	0
Gain on sale of cost method investment	—	(194,205)
Impairment of intangible assets	—	1,422,434
Changes in operating assets and liabilities:
Accounts receivable	304,651	(208,677)
Due from affiliates	—	3,075
Prepaid income and other taxes	(15,636)	(85,956)
Deferred expenses	0	(39,409)
Prepaid expenses and other current assets	(34,222)	(26,200)
Other assets	(23,796)	(85,389)
Fiduciary assets	860,937	(523,833)
Fiduciary liabilities	(860,937)	523,833
Accounts payable	(234,585)	(212,753)
Due to affiliates	(9,912)	(15,005)
Accrued expenses and other current liabilities	36,038	(117,826)
Deferred revenue	69,059	468,900
Net cash used in operating activities from continuing operations	(1,247,798)	(1,202,780)
Net cash used in operating activities from discontinued operations	(392,650)	(160,569)
Net cash used in operating activities	(1,640,448)	(1,363,349)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,939)	(58,889)
Proceeds from sale of cost method investment	4,567	578,481
Investment in cost method investments	—	(33,000)
Proceeds from sale of property and equipment	17,416	—
Net cash (used in) provided by investing activities from continuing operations	(13,956)	486,592
Net cash (used in) provided by investing activities from discontinued operations	—	(8,446)
Net cash (used in) provided by investing activities	(13,956)	478,146
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(179,283)	(150,000)
Borrowings of debt	600,000	354,219
Repayments of debt	(9,497)	(201,757)
Net cash provided by financing activities from continuing operations	411,220	2,462
Net cash provided by (used in) financing activities from discontinued operations	(75,182)	326,681
Net cash provided by financing activities	336,038	329,143
Effect of exchange rate changes on cash and cash equivalents	(59,771)	(46,884)
Net increase (decrease) in cash and cash equivalents	(1,378,137)	(602,944)
Cash and cash equivalents at beginning of period	3,744,572	3,617,051
Cash and cash equivalents at end of period	2,366,435	3,014,107
Less: Cash and cash equivalents of discontinued operations	4,044	15,616
Cash and cash equivalents at end of period from continuing operations	$2,362,391	$2,998,491

Supplemental disclosure of cash flow information:
Note receivable received for partial sale of cost method investment	$—	$99,000
Cash paid for interest	$44,943	$32,703
Cash paid for income taxes	$73,508	$46,234

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Note 1—Nature of Operations, Basis of Presentation and Principles of Consolidation

Modern Holdings Incorporated (“Modern Holdings” or the “Company”), a Delaware corporation, is a diversified holding company owning companies in several industries including IT support, insurance claims administration, and school photography. Modern Holdings’ portfolio companies provide their products and services to a diverse range of clients worldwide. The Company’s primary operations are in Sweden, and the Company’s headquarters are located in Summit, New Jersey.

The operating companies of Modern Holdings are:

•	Basset AB (“Basset”) based in Sweden, is a provider of interconnect, roaming and fraud detection billing software for the telecommunication industry, worldwide. Basset’s operations made up the total activity in the historical telecommunications segment. Basset was sold on July 4, 2014. Basset’s assets and liabilities have been reclassified to assets or liabilities held for sale on the accompanying consolidated balance sheets. Basset’s results of operations have been reclassified to Net Income (Loss) from Discontinued Operations on the accompanying statement of operations.

•	Xpeedio Support Solutions AB (“Xpeedio”) based in Sweden, is an IT support company with clients located primarily in Sweden, in the business to business market.

•	Lors Photography Inc. (“Lors”) based in Union, New Jersey, is a regional provider of school photography throughout the tri-state area.

•	Innova Claims Management LLC (“Innova”) doing business as Specialty Claims Management (“SCM”) is a company that provides third party claims administration to the insurance industry. In 2014, SCM moved their corporate headquarters to Maywood, New Jersey from Secaucus, New Jersey.

•	Modern Billing Solutions, Inc. (“Modern Billings”) provides sales personnel for Basset regarding sales in the United States. Modern Billings had limited activity in 2014 and 2013.

•	Blackbook Photography Inc. (“Blackbook”) publishes photography and illustration source books for finding photographers, illustrators and graphic designers and had limited activity in 2014 and 2013.

•	Loft Life, Inc. (“Loft Life”) is a lifestyle magazine and had limited activity in 2014 and 2013.

•	Great Universal, Inc. (“GUI”) and its subsidiaries is a holding company for various investments. During 2014 and 2013, GUI had limited activity.

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
JUNE 30, 2014

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

Discontinued Operations

The Company recognizes operations as discontinued when a component of the Company’s operations have either ceased or are expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations of the component subsequent to the expected sale transaction.

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

See Note 6 for fair value measurements.

Cash and Cash Equivalents

The Company maintains cash balances in several financial institutions. Interest-bearing balances in U.S. banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits. At June 30, 2014 and December 31, 2013, the Company had approximately $1,162,000 and $2,291,000, respectively, of cash in international bank accounts which are not insured. In 2013, Xpeedio entered into a new lease that requires the Company to maintain a balance of approximately $160,000 with a Swedish banking institution. This amount is included in the above foreign cash balances.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

(UNAUDITED)

Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and its historical experience. The Company’s policy to determine past due accounts is based upon the contractual payment terms of the receivables. The Company generally does not record interest on past due accounts. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At June 30, 2014 and December 31, 2013 the Company determined that no allowance for doubtful accounts was necessary.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through an assessment of the estimated future undiscounted cash flows related to such assets. In the event that assets are found to be carried at amounts that are in excess of estimated undiscounted future cash flows, the carrying value of the related asset or group of assets is reduced to a level commensurate with fair value based on a discounted cash flow analysis. No impairment indicators were identified during the three and six months ended June 31, 2014 and 2013.

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
JUNE 30, 2014

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

Cost-Method Equity Investments

The Company’s cost-method equity investments are carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method equity investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income (expense), net in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2013, there was no impairment recorded. During the year ended December 31, 2013, the Company made cost-method investments totaling approximately $42,000 and redeemed a partial investment for $33,000. In addition, the Company sold a cost-method investment totaling approximately $484,000 for approximately $677,000 during the year ended December 31, 2013. During the six months ended June 30, 2014, the Company made no additional cost-method investments but redeemed a partial investment for $4,567. At June 30, 2014 and December 31, 2013, the Company has approximately $324,700 and $329,250, respectively, of cost-method equity investments, which are included in other assets on the accompanying consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
Accrued compensation costs	$685,294	$633,741
Accrued compensated absences	210,248	148,877
Accrued professional fees	548,882	474,394
Accrued sales and value added taxes	197,251	206,040
Accrued rebates	169,268	309,817
Accrued other current liabilities	238,370	329,161
Total accrued expenses and other current liabilities	$2,049,313	$2,102,030

Deferred Revenue

Deferred revenue consists of payments received in advance of revenue being earned under school photography and claims administration. Advances are recognized as revenue when earned, pursuant to the applicable revenue recognition principles for the specific type of revenue as disclosed in this Note 2.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

(UNAUDITED)

Fiduciary Assets and Liabilities

In its capacity as a third party insurance claim administrator, the Company retains certain funds from insurance companies to pay claims on behalf of the insurance companies. These funds are held by the Company in a fiduciary capacity.

Accumulated Other Comprehensive Income

FASB ASC Topic 220, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income (loss) consists of net income (loss) and changes in the cumulative foreign currency translation adjustments. Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments as of June 30, 2014 and December 31, 2013.

Puttable Noncontrolling Interest

A noncontrolling interest reflects an ownership interest in entities that are consolidated as less than 100% owned. The Company follows FASB ASC Topic 810, Consolidation, to account for the noncontrolling interest, which establishes accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interest”), (ii) the amount of net income attributable to the parent and to noncontrolling interest, (iii) changes in the parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires a noncontrolling interest to be classified as a separate component of equity. The Company and the former owners of SCM have entered into a call right and put option agreement. The Company has the right to purchase the remaining noncontrolling interests at a unit value based upon a formula using earnings before interest, taxes, depreciation and amortization for the trailing twelve months from the date the noncontrolling interests were put to the Company or called by the Company. The former owners of SCM, after a period of two years from the acquisition date, have the option to put their noncontrolling interests back to the Company for a unit value based upon a formula derived from the trailing twelve months from the date of the put date earnings before interest, taxes, depreciation and amortization. Since the redemption feature of the put option is out of the control of the Company, for presentation and disclosure purposes, the noncontrolling interest is classified as temporary equity on the accompanying consolidated balance sheets. During the six months ended June 30, 2014, the Company made $179,283 of distributions to the puttable noncontrolling interest holders.

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

To date, the parties had not reached an agreement. As per the terms of the operating agreement, the parties are going to arbitration.

Foreign Currency Translation

The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates. Transactions in foreign currencies are re-measured into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded as other income (expense) in the accompanying consolidated statement of operations. The Company recorded net transaction foreign exchange gain (loss) with respect to continuing operations of approximately $200 and $(7,800) for the three months ended June 30, 2014 and 2013, respectively. The Company recorded net transaction foreign exchange gain (loss) with respect to continuing operations of approximately $1,000 and $(7,000) for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in other income (expense) on the accompanying consolidated statements of operations.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Revenue Recognition

The Company’s revenues are primarily derived from consulting services, photograph sales and the administration of insurance claims. Revenues are recognized under contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed or products have been delivered and collection of the amounts billed is reasonably assured.

Revenues from consulting services related to training and general consulting are recognized under a time-and-material basis as the services are performed.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

(UNAUDITED)

Photography revenue is recognized upon delivery of the photographs. The Company charges a shipping and handling fee to its customers to ship the photographs. These amounts are recorded as revenue. Revenues associated with the shipping and handling fees were approximately $46,500 and $43,000 for the three months ended June 30, 2014 and 2013, respectively. Revenues associated with the shipping and handling fees were approximately $78,500 and $86,000 for the six months ended June 30, 2014 and 2013, respectively. The costs of shipping and handling are expensed as incurred and are included in cost of sales and services on the accompanying consolidated statements of operations and comprehensive loss. The Company receives payment before the photographs are shipped. These amounts are recorded as deferred revenue until the product is delivered.

Revenue from the administration of insurance claims is recognized ratably over the estimated period that it takes to administer the type of claim from start to close. The claim length could range for periods up to 13 months. The Company’s billings do not necessarily correlate with the revenues recognized ratably over the life of the claim. At June 30, 2014 and December 31, 2013, the Company has recorded unbilled receivables of $275,693 and $335,390, respectively, which are included in accounts receivable on the consolidated balance sheets. These balances are generally billable within 12 months. Billings rendered in advance of services performed are recorded and classified as deferred revenue on the consolidated balance sheets.

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

Advertising Expenses

Advertising costs are charged to operations as incurred. The Company recorded approximately $12,700 and $22,400 of advertising expenses for the three months ended June 30, 2014 and 2013, respectively. The Company recorded approximately $18,800 and $28,500 of advertising expenses for the six months ended June 30, 2014 and 2013, respectively. These costs are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

Research and Development Expenses

Research and development expenditures are charged to research and development expense as incurred.

 MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

FASB ASC Topic 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB ASC Topic 740. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, whether the position will be more likely than not sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are being included in provision for income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

Net Loss Per Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the periods where there is a net loss attributable to common shareholders, any other outstanding equity instruments would be excluded from the calculation of diluted income (loss) per common shareholder because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same for those periods. At June 30, 2014 and December 31, 2013, the Company had no other equity instruments outstanding.

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

One client in the insurance segment accounted for 27% of consolidated revenues for the three months ended June 30, 2013. There were no other significant customers for the three months ended June 30, 2014 and 2013.

One client in the insurance segment accounted for 24% of consolidated revenues for the six months ended June 30, 2013. There were no other significant customers for the six months ended June 30, 2014 and 2013.

One client accounted for 64% of consolidated accounts receivable as of December 31, 2013. As of June 30, 2014, all of this client’s receivables have been collected. No other clients accounted for more than 10% of consolidated accounts receivable as of June 30, 2014 or December 31, 2013.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

(UNAUDITED)

New Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update became effective from January 1, 2014 and the new guidance did not have any impact on the Company’s unaudited consolidated financial statements. This pronouncement will be incorporated into the Company’s gain calculation related to the sale of Basset in the third quarter of 2014.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The adoption of ASU 2013-11 is not expected to have any impact on the Company’s unaudited consolidated financial statements.

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

Note 3—Segment Information

The Company has determined that it has three reportable segments organized around the types of businesses:

IT Support – includes the operating segment Xpeedio, which provides IT support for business to business markets.

Photography – includes the operating segment of Lors, which provides school photography throughout the New Jersey, New York and Pennsylvania areas.

Insurance – includes the operating segment SCM, which provides third party claims administration to the insurance industry.

Net revenues include no significant intersegment revenues. Operating loss by segment and geographic area excludes general corporate and interest expenses. Segment assets are those assets directly owned by each segment. Assets of the Corporate and Other segment consist primarily of cash, other current assets, equipment, and other non-current assets. The following table represents financial information by segment as of and for the three months ended June 30, 2014 and 2013.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

(UNAUDITED)

Three Months Ended June 30, 2014
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$—	$896,362	$—	$—	$896,362
Service revenue	903,674	—	749,482	—	1,653,156
Total Revenues	$903,674	$896,362	$749,482	$—	$2,549,518
Depreciation and Amortization	$8,335	$7,199	$37,417	$815	$53,766
(LOSS) INCOME FROM CONTINUING OPERATIONS	$76,581	$34,569	$97,799	$(791,138)	$(582,189)
OTHER INCOME (EXPENSE)
Interest Income					1,749
Interest expense					(14,205)
Management fee income					40,404
Other income (expense)					72
Total Other Income (expense)					28,020
PROVISION FOR INCOME TAXES					10,181
NET LOSS FROM CONTINUING OPERATIONS					$(564,350)

Three Months Ended June 30, 2013
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$—	$849,219	$—	$—	$849,219
Service revenue	744,218	—	1,395,720	—	2,139,938
Total Revenues	$744,218	$849,219	$1,395,720	$—	$2,989,157
Depreciation and Amortization	$6,607	$5,626	$93,013	$2,074	$107,320
(LOSS) INCOME FROM CONTINUING OPERATIONS	$41,814	$(42,653)	$(1,301,009)	$(668,630)	$(1,970,478)
OTHER INCOME (EXPENSE)
Interest Income					4,057
Interest expense					(17,432)
Management fee income					41,785
Other income (expense)					198,640
Total Other Income (expense)					227,050
PROVISION FOR INCOME TAXES					10,520
NET LOSS FROM CONTINUING OPERATIONS					$(1,753,948)

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

(UNAUDITED)

Six Months Ended June 30, 2014
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$—	$1,466,546	$—	$—	$1,466,546
Service revenue	1,788,950	—	1,443,011	—	3,231,961
Total Revenues	$1,788,950	$1,466,546	$1,443,011	$—	$4,698,507
Depreciation and Amortization	$16,719	$13,989	$74,833	$1,631	$107,172
(LOSS) INCOME FROM CONTINUING OPERATIONS	$148,594	$(42,134)	$97,576	$(1,677,037)	$(1,473,001)
OTHER INCOME (EXPENSE)
Interest Income					3,348
Interest expense					(33,783)
Management fee income					83,428
Other income (expense)					4,698
Total Other Income (expense)					57,691
PROVISION FOR INCOME TAXES					18,328
NET LOSS FROM CONTINUING OPERATIONS					$(1,433,638)

Six Months Ended June 30, 2013
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$—	$1,573,064	$—	$—	$1,573,064
Service revenue	1,812,997	—	2,724,441	—	4,537,438
Total Revenues	$1,812,997	$1,573,064	$2,724,441	$—	$6,110,502
Depreciation and Amortization	$13,335	$10,684	$186,026	$4,950	$214,995
(LOSS) INCOME FROM CONTINUING OPERATIONS	$90,693	$(108,079)	$(1,190,008)	$(1,358,346)	$(2,565,740)
OTHER INCOME (EXPENSE)
Interest Income					11,169
Interest expense					(39,493)
Management fee income					85,361
Other income (expense)					196,199
Total Other Income (expense)					253,236
PROVISION FOR INCOME TAXES					14,261
NET LOSS FROM CONTINUING OPERATIONS					$(2,326,765)

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

 (UNAUDITED)

Geographic Operations

	For the three months ended June 30,
	2014	2013
Net Revenues:
United States	$1,645,844	$2,244,939
Scandinavia	903,674	744,218
Total Net Revenues	$2,549,518	$2,989,157

Geographic Operations

	For the six months ended June 30,
	2014	2013
Net Revenues:
United States	$2,909,557	$4,297,505
Scandinavia	1,788,950	1,812,997
Total Net Revenues	$4,698,507	$6,110,502

Note 4—Property and Equipment

Property and equipment, net, consists of the following:

	June 30, 2014	December 31, 2013
Computers and equipment	$1,107,499	$1,090,883
Furniture and fixtures	231,037	226,011
Software	212,565	212,565
Leasehold improvements	353,806	353,806
	1,904,907	1,883,265
Less: Accumulated depreciation and amortization	1,718,920	1,691,054
	$185,987	$192,211

Depreciation and amortization expense of property and equipment was $17,239 and $24,674 for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense of property and equipment was $34,838 and $41,912 for the six months ended June 31, 2014 and 2013, respectively.

Note 5—Goodwill and Intangible Assets

Goodwill

There was no change in our goodwill balance from December 31, 2013 to June 30, 2014.

Intangible Assets

Information regarding the Company’s amortizable intangible assets is set forth below:

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,472,500	$(1,183,168)	$289,332

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,472,500	$(1,110,834)	$361,666

Amortization expense of intangible assets for the three months ended June 30, 2014 and 2013 was $36,167 and $86,542, respectively. Amortization expense of intangible assets for the six months ended June 30, 2014 and 2013 was $72,334 and $173,083, respectively.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Estimated amortization expense of intangible assets is as follows:

Years Ending June 30:
2015	$144,667
2016	144,665
Total	$289,332

The Company has $371,500 of indefinite life tradenames and trademarks at both June 30, 2014 and December 31, 2013.

Note 6—Fair Value Measurements

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, fiduciary assets and liabilities, short-term debt and current maturities of long-term debt, accounts payable, due to affiliates, accrued expenses and other current liabilities. The carrying amounts of the Company’s financial assets and liabilities approximate fair value because of the short maturity of these instruments.

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

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

(UNAUDITED)

Note 7—Debt

Debt consists of the following:

	June 30, 2014	December 31, 2013
Debt:
Lines of credit	$1,855,400	$1,255,400
Affiliated Party Debt:
Note payable – Brookstone/GUI	379,000	379,000
Note payable – Brookstone	468,865	468,865
Note payable – Brookstone/Primetime 24 JV	200,000	200,000
Equipment loan	23,308	32,805
Total affiliated party debt	1,071,173	1,080,670
Total Debt	2,926,573	2,336,071
Less: Short-term portion	2,903,265	2,309,086
Long-term debt	$23,308	$26,985

The Company has three separate lines of credit with one financial institution in Sweden. The three lines are considered the Xpeedio line, the Lors line and Modern Holdings line.

Xpeedio line: Xpeedio has a line-of-credit agreement through a financial institution of up to 3,000,000 SEK (approximately $445,200 and $462,900 at June 30, 2014 and December 31, 2013, respectively). The line is unsecured, due on demand and is at an interest rate of STIBOR plus 1.9 basis points (totaling 3% at both June 30, 2014 and December 31, 2013). Unused amounts under the line bear interest at .6% annually. At June 30, 2014 and December 31, 2013, there is no balance outstanding. The line is renewed annually on January 1 and is renewed through December 31, 2014.

Lors line: Lors has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at June 30, 2014 and December 31, 2013 (totaling approximately 3.25% at both June 30 2014 and December 31, 2013), and amounts can be advanced under the line until April 30, 2015. The Company pays an annual facility fee of $1,500. At June 30, 2014 and December 31, 2013, borrowings outstanding under the Lors line totaled $875,000 and $475,000, respectively.

Modern Holdings line: The Company has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at June 30, 2014 and December 31, 2013 (totaling approximately 3.25% at both June 30, 2014 and December 31, 2013), and amounts can be advanced under the line until April 30, 2015. At June 30, 2014 and December 31, 2013, borrowings outstanding under the Modern Holdings line totaled $980,400 and $780,400, respectively.

Interest expense for debt was $10,262 and $13,374 for the three months ended June 30, 2014 and 2013, respectively. Interest expense for debt was $25,940 and $25,535 for the six months ended June 30, 2014 and 2013, respectively.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

(UNAUDITED)

Affiliated Party Debt (see Note 11 for description of affiliates)

Brookstone/GUI: The Company has a note payable to GUI that had an original loan amount of $559,000. The note is due on demand with interest payable on a monthly basis. The interest rate is fixed at 4%. The note is unsecured. At June 30, 2014 and December 31, 2013, borrowings outstanding under the Brookstone/GUI note payable totaled $379,000 each period.

Brookstone: During 2009, the Company entered into various note payable agreements with an affiliate. The notes are due on demand, and accrue interest equal to the applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.84% and 3% at June 30, 2014 and December 31, 2013, respectively. These notes are unsecured. At June 30, 2014 and December 31, 2013, the outstanding balance under these notes totaled $468,865 each period.

Brookstone/Primetime 24 JV: In 2012, the Company borrowed $210,000 from Primetime 24 JV in an interest only note with interest payable annually. The interest rate is equal to the short-term applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.84% and 3% at June 30, 2014 and December 31, 2013, respectively. The note is due on demand. The note is unsecured. At June 30, 2014 and December 31, 2013, the outstanding amount under this note was $200,000 each period.

Interest expense for the affiliated party debt was $3,943 and $4,058 for the three months ended June 30, 2014 and 2013, respectively. Interest expense for the affiliated party debt was $7,843 and $13,958 for the six months ended June 30, 2014 and 2013, respectively.

All Debt

The Company does not have any financial ratio covenants and does not provide collateral for any of its debt agreements noted above.

Maturities of the Company’s long-term debt did not change significantly from December 31, 2013.

Note 8—Capital Structure

The following summarizes the terms of the Company’s capital stock:

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value. There were zero shares issued and outstanding at June 30, 2014 and December 31, 2013. To date, the preferred stock powers, designation, rights and preferences have not been designated by the Board of Directors.

Common Stock

The Company is authorized to issue 20,000,000 shares of Common Stock at $.01 par value. As of June 30, 2014 and December 31, 2013, there were 15,204,320 shares issued and outstanding including 793,987 shares held in treasury which were repurchased in August 2011 for $530,400.

Note 9—Leases

The Company conducts its operations using facilities, office equipment and automobiles leased under noncancellable operating lease agreements that expire at various dates. Future minimum lease payments have not changed significantly from December 31, 2013.

Rent expense under operating leases was approximately $152,000 and $195,000 for the three months ended June 30, 2014 and 2013, respectively. Rent expense under operating leases was approximately $294,000 and $337,000 for the six months ended June 30, 2014 and 2013, respectively.

Note 10—Income Taxes

The Company determines the tax provision for interim periods using an estimate of annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company recorded income tax expense of $10,181 and $10,520 for the three months ended June 30, 2014 and 2013, respectively. The Company recorded income tax expense of $18,328 and $14,261 for the six months ended June 30, 2014 and 2013, respectively. The tax expense represents minimal state and local taxes. In all periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

The Company did not have unrecognized tax benefits as of June 30, 2014 and December 31, 2013 and does not expect this to change significantly over the next twelve months. As of June 30, 2014 and December 31, 2013, the Company has not accrued interest or penalties related to uncertain tax positions.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

All affiliate balances excluding affiliated debt and interest as noted in Note 7, are generated from sales and services provided and through payment and reimbursement of costs and borrowings to and from entities related through common control or ownership. Related party balances are paid/received in the normal course of business. During the three and six months ended June 30, 2013, there was approximately $119,000 in service revenue to affiliates included in the service revenue on the accompanying statement of operations. There was no affiliate revenue for the three and six months ended June 30, 2014.

The Company had payables to related parties, for the periods presented as follows:

	Due to Affiliates
	June 30, 2014	December 31, 2013
Brookstone	298,649	317,535
Other affiliates	35,034	26,207
	$333,683	$343,742

The Company also provides certain management services to a related party. Income from these services is recorded as management fee income on the accompanying consolidated statements of operations.

Note 12—Benefit Plans

The Company and its subsidiaries maintain various defined contribution plans for its employees. The entities located in the United States established plans under Section 401(k) of the Internal Revenue Code. The Company contributes an amount ranging from 4% to 6% of the employee’s salary. The entities in Sweden have established defined contribution plans in accordance with their country’s regulations. The Company contributes an amount based upon the plan’s contribution formula which is based upon the employee’s salary. The Company’s contribution to the various plans amounted to approximately $80,391 and $96,869 during the three months ended June 30, 2014 and 2013, respectively. The Company’s contribution to the various plans amounted to approximately $161,554 and $178,033 during the six months ended June 30, 2014 and 2013, respectively.

Note 13—Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at June 30, 2014, the Company is not a party to any litigation that is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14—Commitments

During the six months June 30, 2014, there have been no significant changes to the Company’s aggregate future commitments to be paid over the next twelve months.

Note 15—Discontinued Operations

On July 4, 2014, the Company sold Basset to Enghouse Interactive AB for approximately $9.0 million subject to certain holdbacks over the next twelve months. As such, all assets and liabilities have been reclassified to assets held for sale and liabilities held for sale. Additionally, the results of operations of Basset have been reclassified to net income (loss) from discontinued operations in the accompanying statements of operations and comprehensive loss. The Company expects to record a gain on the sale of Basset in the third quarter. The exact amount of the gain has not yet been determined.

The following table summarizes the operating results of the discontinued operations for the periods presented:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
REVENUES	$3,546,190	$3,078,074	$6,806,709	$6,056,158
COSTS AND EXPENSES:	3,235,756	3,391,803	6,427,319	6,587,110
INCOME (LOSS) FROM OPERATIONS	310,434	(313,729)	379,390	(530,952)
OTHER INCOME (EXPENSE):	4,094	20,543	(30,054)	(31,820
Income (Loss) before income taxes	314,528	(293,186)	349,336	(562,772)
Income tax expense	—	—	—	—
Income (Loss) from discontinued operations, net of tax	$314,528	$(293,186)	$349,336	$(562,772)

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

(UNAUDITED)

The following table sets forth the assets and liabilities of the discontinued operations included in the consolidated balance sheets of the Company as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
CURRENT ASSETS:
Cash	$4,044	$196
Accounts receivable	1,246,734	1,044,608
Due from affiliate	2,013,925	2,043,567
Prepaid taxes	355,333	238,411
Other current assets	751,603	857,336
Total Current Assets Held for Sale	4,371,639	4,184,118

LONG-TERM ASSETS:
Property and equipment, net	33,591	46,653
Total Long-Term Assets Held for Sale	33,591	46,653

CURRENT LIABILITIES:
Accounts payable	194,124	272,183
Accrued expenses	1,863,728	2,138,507
Short term notes payable	1,721,788	1,866,014
Deferred revenue	1,828,174	2,030,523
Other current liabilities	8,428	8,982
Total Current Liabilities Held for Sale	5,616,242	6,316,209

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

Executive Overview

We are a diversified holding company with a portfolio of privately held operating companies and other investments. We were incorporated under the laws of the State of Delaware in September 1994 under the name Innova International Corporation and in April 1999 changed our name to XSource Corporation. We changed the name of the firm to Modern Holdings Incorporated in January 2003. Our most recent investments include purchasing a 70% equity stake in Specialty Claims Management and investing in NeighborMD through both equity and convertible note investments. Additionally, on July 4, 2014, we sold Basset AB to Enghouse Interactive AB for an all cash deal.

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

Our investments are in several different industries including IT support, school photography, and insurance. Each of these companies provides a service to the major operators in their industries. For example, Specialty Claims Management is a third party administrator within the property and casualty insurance space. Our strategy is to dampen regulatory and cyclical risk by selling to operators within each industry versus being an operator within an industry. We maintain oversight over these portfolio companies by appointing a majority of the members of the board of directors and by providing management expertise when beneficial.

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

Our Segments

The Company has determined that it has three reportable segments organized around the types of businesses:

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

Services Revenue to Related Parties

In our IT Support segment, revenue is recognized as the services are performed. For the three and six month periods of 2013, the affiliate revenue was approximately $119,000. There was no affiliate revenue in 2014. Provisions for discounts are recorded as a reduction of net revenues in the same period as the related revenue is recognized. Value added tax collected from consumers and remitted to governmental authorities is accounted for on a net basis and is excluded from net revenues on our consolidated results of operations.

Operating expenses

Operating expenses consist of cost of sales and services, selling, general and administrative expenses, impairment charges, and depreciation and amortization.

•	Cost of sales and services. Cost of sales includes the related labor and travel expenses that are incurred to deliver the services that have been provided. Cost of sales also includes the costs of producing the photographs.

•	Selling, general and administrative. Selling, general and administrative expenses consist of salaries, benefits, commissions, incentive programs, travel and entertainment, meetings and seminars and other selling costs and expenses, in each case related to our business. General and administrative expenses consist of costs associated with running our company such as occupancy and employment expenses; employee-related costs associated with our executive, finance, information technology and human resource functions; costs associated with our corporate headquarters and legal, tax and accounting fees.

•

Depreciation and amortization. Depreciation and amortization expenses consist of the depreciation of physical assets purchased in the ordinary course of business to best service and maintain all customers. Amortization expense consists of the amortization of certain definite-lived intangible assets. These assets have been tested for impairment in each of the periods presented.

•	Intangible assets impairment. Intangible assets impairment consists of impairment charges to customer relationships, tradename and Goodwill at SCM.

Operating income (loss) from continuing operations

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

Provision for income taxes from continuing operations

We record income tax expenses related to federal, state, local and foreign income.

Discontinued operations

We have reclassified the results of operations from Basset for all periods presented as discontinued operations.

Results of Operations

The following table sets forth consolidated operating results and other operating data for the periods indicated.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
REVENUES:
Product sales	$896,362	$849,219	$1,466,546	$1,573,064
Service revenue	1,653,156	2,139,938	3,231,961	4,537,438
Total Revenues	2,549,518	2,989,157	4,698,507	6,110,502
COSTS AND EXPENSES:
Cost of product sales	488,115	477,639	752,926	821,965
Cost of service revenue	988,764	1,237,752	1,969,131	2,704,246
Selling, general and administrative	1,601,062	1,714,490	3,342,279	3,512,602
Impairment of intangible assets	0	1,422,434	0	1,422,434
Depreciation and amortization	53,766	107,320	107,172	214,995
Total Costs and Expenses	3,131,707	4,959,635	6,171,508	8,676,242
LOSS FROM OPERATIONS FROM CONTINUING OPERATIONS	(582,189)	(1,970,478)	(1,473,001)	(2,565,740)
OTHER INCOME (EXPENSE):
Interest income	1,749	4,057	3,348	11,169
Interest expense	(14,205)	(17,432)	(33,783)	(39,493)
Management fee income	40,404	41,785	83,428	85,361
Other income (expense)	72	198,640	4,698	196,199
Total Other Income (expense)	28,020	227,050	57,691	253,236
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(554,169)	(1,743,428)	(1,415,310)	(2,312,504)
PROVISION FOR INCOME TAXES	10,181	10,520	18,328	14,261
NET LOSS FROM CONTINUING OPERATIONS	(564,350)	(1,753,948)	(1,433,638)	(2,326,765)
ADD: NET LOSS FROM CONTINUING OPERATIONS aTTRIBUTABLE TO NONCONTROLLING INTEREST	14,044	401,964	1,548	410,015
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(550,306)	(1,351,984)	(1,432,090)	(1,916,750)
Net income (loss) from discontinued operations, net of tax	314,528	(293,186)	349,336	(562,772)
NET LOSS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	$(235,778)	$(1,645,170)	$(1,082,754)	$(2,479,319)

AMOUNTS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED STOCKHOLDERS:
Basic and Diluted net income (loss) per common share
Net loss per share from continuing operations	$(0.04)	$(0.09)	$(0.10)	$(0.13)
Net income (loss) per share from discontinued operations	0.02	(0.02)	0.03	(0.04)
Net loss per share	$(0.02)	$(0.11)	$(0.07)	$(0.17)
Weighted average common shares outstanding	14,410,333	14,410,333	14,410,333	14,410,333

Three months ended June 30, 2014 compared with the three months ended June 30, 2013

Net revenues

The following table presents net revenues by segment for the three months ended June 30, 2014 compared with the three months ended June 30, 2013.

	2014	2013	% Change
IT Support	903,674	744,218	22%
Photography	896,362	849,219	6%
Insurance	749,482	1,395,720	(46)%
Total	$2,549,518	$2,989,157	(15)%

Net revenues decreased $0.4 million, or 15%, to $2.6 million in 2014 from $3.0 million in 2013. This is due to decreases in the insurance segment that was partially offset by increases in our other segments.

Net revenues in our IT Support segment increased $0.16 million, or 22%, from $0.74 million in 2013 to $0.9 million in 2014. The increase is primarily due to several new smaller customers brought in during the second half of 2013 and the first half of 2014. This was offset by the loss of one large customer that had decided to bring its operation in-house instead of using an outsourced vendor in 2013.

Net revenues in our Photography segment increased $0.1 million, or 6%, from $0.8 million in 2013 to $0.9 million in 2014. The increase is primarily due to the timing of when certain schools received their portraits in 2013 in relation to 2014. Additionally, in 2014, the continued marketing efforts yielded slight changes to the seasonality of the revenue which increased the orders that were taken in 2014.

Net revenues in our Insurance segment decreased $0.6 million, or 46%, from $1.4 million in 2013 to $0.75 million in 2014. This is primarily due to the loss of our largest customer who decided to perform the claim administration in house beginning in September 2013. This decrease was offset by an increase in new smaller customers.

Operating income (loss) from continuing operations

The following table presents operating loss by segment for the three months ended June 30, 2014 compared with the three months ended June 30, 2013.

	2014	2013	% Change
IT Support	76,581	41,814	83%
Photography	34,569	(42,653)	181%
Insurance	97,799	(1,301,009)	108%
Non-allocated corporate expenses	(791,138)	(668,630)	(18)%
Total	$(582,189)	$(1,970,478)	70%

Operating losses decreased $1.4 million, or 70%, from $2.0 million to $0.6 million in 2014. The decrease is primarily due to the $1.4 million charge taken for the impairment of intangible assets in 2013 due to the loss of the largest customer in our Insurance business. Additionally, there were improvements in our other operating segments that were slightly offset by an increase in the costs associated with the filing of the registration statement in May 2014, which were included in the corporate expenses.

Operating income in our IT Support segment increased approximately $35,000, or 83%, from approximately $42,000 in 2013 to $77,000 in 2014. We were able to reduce personnel costs while slightly increasing revenue.

Operating income (loss) in our Photography segment increased $78,000 or 181%, from $(43,000) in 2013 to $35,000 in 2014. The increase is due to the increase in revenue previously discussed as well as the ongoing cost cutting measures throughout the business including the reduction in number of photography days used at schools.

Operating income in our Insurance segment increased by $1.4 million, or 108%, from $(1.3) million in 2013 to $0.1 million in 2014. This is primarily due to the impairment charge of $1.4 million in 2013 due to the loss of our largest customer who decided to perform the claim administration in house. This decrease was offset by an increase in new smaller customers. This was partially offset by an overall reduction in operating expenses due to a majority of our employees moving to AmTrust in connection with the settlement agreement.

Operating expense in our corporate segment increased by $122,000 from $669,000 for the three months ended June 30, 2013 to $791,000 for the three months ended June 30, 2014. This is primarily due to increased cost associated with the filing of the Company’s registration statement in May 2014.

Interest income

Interest income decreased by approximately $2,300 in 2014 as compared to 2013, due to lower cash balances in interest bearing accounts.

Interest expense

Interest expense increased by approximately $3,200 in 2014 as compared to 2013, due to the timing of the borrowings in 2014 as compared to 2013.

Management fee income

Management fee income remained relatively constant in 2014 as compared to 2013.

Other income (expense)

In 2013, there was a gain of approximately $194,000 on the sale of a minority investment. No such gain was recorded in 2014. The remaining amounts are attributable to foreign exchange gains and losses.

Income tax expense

Income tax expense for the three months ended June 30, 2014 and 2013 was $10,181 and $10,520, respectively. The tax expense in 2014 and 2013 represents minimal state and local taxes. In both periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

Net loss from continuing operations

Net loss decreased by $1.2 million for the reasons noted above.

Six months ended June 30, 2014 compared with the six months ended June 30, 2013

Net revenues

The following table presents net revenues by segment for the six months ended June 30, 2014 compared with the six months ended June 30, 2013.

	2014	2013	% Change
IT Support	1,788,950	1,812,997	(1)%
Photography	1,466,546	1,573,064	(7)%
Insurance	1,443,011	2,724,441	(47)%
Total	$4,698,507	$6,110,502	(23)%

Net revenues decreased $1.4 million, or 23%, to $4.7 million in 2014 from $6.1 million in 2013. This is due to decreases in all segments.

Net revenues in our IT Support segment decreased $0.24 million, or 1%, from $1.81 million in 2013 to $1.79 million in 2014. The decrease is primarily due to several new smaller customers brought in during the second half of 2013 and the first half of 2014. This was offset by the loss of one large customer that had decided to bring its operation in-house instead of using an outsourced vendor in 2013.

Net revenues in our Photography segment decreased $0.1 million, or 7%, from $1.6 million in 2013 to $1.5 million in 2014. The decrease is primarily due to the timing of when certain schools received their portraits in 2013 in relation to 2014. Additionally, in 2014, the continued marketing efforts yielded slight changes to the seasonality of the revenue which increased the orders that were taken in 2014.

Net revenues in our Insurance segment decreased $1.3 million, or 47%, from $2.7 million in 2013 to $1.4 million in 2014. This is primarily due to the loss of our largest customer who decided to perform the claim administration in house beginning in September 2013. This decrease was offset by an increase in new smaller customers.

Operating income (loss) from continuing operations

The following table presents operating income (loss) by segment for the six months ended June 30, 2014 compared with the six months ended June 30, 2013.

	2014	2013	% Change
IT Support	148,594	90,693	64%
Photography	(42,134)	(108,079)	61%
Insurance	97,576	(1,190,008)	108%
Non-allocated corporate expenses	(1,677,037)	(1,358,346)	(23)%
Total	$(1,473,001)	$(2,565,740)	43%

Operating income (losses) decreased $1.1 million, or 43%, to $1.5 million in 2014 from $2.6 million in 2013. This is primarily due to the impairment charge of $1.4 million in 2013 offset by an increase in the costs associated with filing of the registration statement in May 2014, which were included in corporate expenses.

Operating income in our IT Support segment increased approximately $58,000, or 64%, from approximately $91,000 in 2013 to $149,000 in 2014. We were able to reduce personnel costs while increasing revenue.

Operating losses in our Photography segment decreased $66,000 or 61%, from $108,000 in 2013 to $42,000 in 2014. The decrease is due to the increase in revenue previously discussed as well as the ongoing cost cutting measures throughout the business.

Operating income (loss) in our Insurance segment decreased by $1.3 million, or 108%, from $(1.2) million in 2013 to $0.1 million in 2014. This is primarily due to the impairment charge due to the loss of our largest customer who decided to perform the claim administration in house. This decrease was offset by an increase in new smaller customers. This was partially offset by an overall reduction in operating expenses due to a majority of our employees moving to AmTrust in connection with the settlement agreement.

Operating expense in our corporate segment increased by $0.3 million from $1.4 million for the six months ended June 30, 2013 to $1.7 million for the six months ended June 30, 2014. This is primarily due to increased cost associated with the filing of the Company’s registration statement in May 2014.

Interest income

Interest income decreased by approximately $7,800 in 2014 as compared to 2013, due to lower cash balances in interest bearing accounts.

Interest expense

Interest expense decreased by approximately $5,700 in 2014 as compared to 2013, due to the timing of the borrowings in 2014 as compared to 2013.

Management fee income

Management fee income remained relatively constant in 2014 as compared to 2013.

Other income (expense)

In 2013, there was a gain of approximately $194,000 on the sale of a minority investment. No such gain was recorded in 2014. The remaining amounts are attributable to foreign exchange gains and losses.

Income tax expense

Income tax expense for the six months ended June 30, 2014 and 2013 was $18,328 and $14,261, respectively. The tax expense in 2014 and 2013 represents minimal state and local taxes. In both periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

Net loss from continuing operations

Net loss decreased by $900,000 for the reasons noted above.

Seasonality

In a typical year, our operating results are impacted by seasonality. Our IT Support segment in the third quarter typically will have lower operating results due to the extended vacations allowable under Swedish law. Historically, revenues in our Photography segment are highest in the fall to coincide with the beginning of the school year. Our Insurance segment can also have positive seasonal variations in operating results. They may be significantly impacted by inclement weather conditions, such as cold or wet weather, which can cause an increase in the number of insurance claims made.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through cash flow from operations and borrowings on our lines of credit. Additionally, the sale of Basset has provided approximately $6.0 million to date. We believe we have sufficient working capital and liquidity to support our operations for at least the next twelve months.

Cash and cash equivalents

At June 30, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $2.4 million and $3.7 million, respectively. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.

Operating activities

Cash flows from operating activities consist primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, impairment of intangibles and other non-cash charges, net. Our cash flows from operations are largely dependent on revenues from our clients, which are in turn dependent on general economic conditions and consumer confidence.

We used cash in operations from continuing operations of approximately $1,248,000 and $1,203,000 during the six months ended June 30, 2014 and 2013, respectively. The significant drivers contributing to the increased use of cash were changes in our deferred revenue associated with the settlement of the AmTrust contract in our insurance segment and higher operating costs due to the costs associated with the filing of the registration statement in May 2014. These factors were partially offset by changes in our accounts receivable related to the settlement with AmTrust.

We used cash in operations from discontinued operations of approximately $393,000 and $161,000 during the six months ended June 30, 2014 and 2013, respectively. The significant drivers contributing to the increased use of cash were increases in the collection times of the accounts receivable and higher amounts of prepaid operating expenses.

Investing activities

Cash used in investing activities from continuing operations has been mainly for the purchase of property and equipment and activity with our cost method investments. During the six months ended June 30, 2014, investing activities used cash due to additional fixed asset purchases of approximately $36,000 which was partially offset by proceeds from the sale of fixed assets and partial sale of a cost method investment of approximately $17,000 and 4,500, respectively. For the six months ended June 30, 2013, cash provided by investing activities from continuing operations was related to the net proceeds from the sales of cost method investments of approximately $545,000 partially offset by purchases of property and equipment of $59,000.

We purchased approximately $8,500 of property and equipment in our discontinued operations during the six months ended June 30, 2013. There was no investing activity in the six months ended June 30, 2013.

Financing activities

For the six months ended June 30, 2014, cash used in financing activities from continuing operations has been mainly due to the net borrowings under our lines of credit of approximately $591,000 offset by the distribution of approximately $179.000 to puttable non-controlling interests in our Insurance segment. For the six months ended June 30, 2013, cash provided by financing activities from continuing operations was due to the net borrowings under our lines of credit of approximately $152,000 offset by a distribution of $150,000 to puttable non-controlling interests.

For the six months ended June 30, 2014, cash used in financing activities from discontinued operations was due to the net repayments under our lines of credit of approximately $75,000. For the six months ended June 30, 2013, cash provided by financing activities from discontinued operations was due to the net borrowings under our lines of credit of approximately $327,000.

Debt

The Company has three separate lines of credit with one financial institution in Sweden. The three lines are considered the Xpeedio line, the Lors line and Modern Holdings line.

Xpeedio line: Xpeedio has a line-of-credit agreement through a financial institution of up to 3,000,000 SEK (approximately $445,200 and $462,900 at June 30, 2014 and December 31, 2013, respectively). The line is unsecured, due on demand and is at an interest rate of STIBOR plus 1.9 basis points (totaling 3% at both June 30, 2014 and December 31, 2013). Unused amounts under the line bear interest at .6% annually. At June 30, 2014 and December 31, 2013, there is no balance outstanding. The line is renewed annually on January 1 and is renewed through December 31, 2014.

Lors line: Lors has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at June 30, 2014 and December 31, 2013 (totaling approximately 3.25% at both June 30 2014 and December 31, 2013), and amounts can be advanced under the line until April 30, 2015. The Company pays an annual facility fee of $1,500. At June 30, 2014 and December 31, 2013, borrowings outstanding under the Lors line totaled $875,000 and $475,000, respectively.

Modern Holdings line: The Company has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at June 30, 2014 and December 31, 2013 (totaling approximately 3.25% at both June 30, 2014 and December 31, 2013), and amounts can be advanced under the line until April 30, 2015. At June 30, 2014 and December 31, 2013, borrowings outstanding under the Modern Holdings line totaled $980,400 and $780,400, respectively.

Interest expense for debt was $10,262 and $13,374 for the three months ended June 30, 2014 and 2013, respectively. Interest expense for debt was $25,940 and $25,535 for the six months ended June 30, 2014 and 2013, respectively.

Affiliated Party Debt

Brookstone/GUI: The Company has a note payable to GUI that had an original loan amount of $559,000. The note is due on demand with interest payable on a monthly basis. The interest rate is fixed at 4%. The note is unsecured. At June 30, 2014 and December 31, 2013, borrowings outstanding under the Brookstone/GUI note payable totaled $379,000 each period.

Brookstone: During 2009, the Company entered into various note payable agreements with an affiliate. The notes are due on demand, and accrue interest equal to the applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.84% and 3% at June 30, 2014 and December 31, 2013, respectively. These notes are unsecured. At June 30, 2014 and December 31, 2013, the outstanding balance under these notes totaled $468,865 each period.

Brookstone/Primetime 24 JV: In 2012, the Company borrowed $210,000 from Primetime 24 JV in an interest only note with interest payable annually. The interest rate is equal to the short-term applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.84% and 3% at June 30, 2014 and December 31, 2013, respectively. The note is due on demand. The note is unsecured. At June 30, 2014 and December 31, 2013, the outstanding amount under this note was $200,000 each period.

Interest expense for the affiliated party debt was $3,943 and $4,058 for the three months ended June 30, 2014 and 2013, respectively. Interest expense for the affiliated party debt was $7,843 and $13,958 for the six months ended June 30, 2014 and 2013, respectively.

The Company does not have any financial ratio covenants and does not provide collateral for any of its debt agreements noted above.

Maturities of the Company’s long-term debt did not change significantly from December 31, 2013.

The Company has a recent trend of operations generating negative cash flows and increasing working capital deficit due to the decline in our current assets. Despite these negative factors, the Company believes its renewed lines of credit, the additional availability under those lines of credit of approximately $.61 million and the cash on hand of approximately $2.4 million as of June 30, 2014 plus approximately $6.0 million to be received from the sale of Basset in the third quarter will be sufficient to support the Company’s operations for the next twelve months.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2014:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-Term debt	$2,903,265	$23,308			$2,926,573
Interest payments on debt(1)	101,000	800			101,800
Operating leases	484,007	376,115			860,122
Employment agreements(2)	1,826,099				1,826,099
	$5,314,371	$400,223	$—	$—	$5,714,594

(1)	Assumes debt balances, interest rates and foreign currency exchange rates remain the same as year end balances
(2)	Employment agreements are renewed on an annual basis for our key employees.

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

Revenue recognition

The Company’s revenues are primarily derived from consulting services, photograph sales and the administration of insurance claims. Revenues are recognized under contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed or products have been delivered and collection of the amounts billed is reasonably assured.

Revenues from consulting services related to training and general consulting are recognized under a time-and-material basis as the services are performed.

Photography revenue is recognized upon delivery of the photographs. The Company charges a shipping and handling fee to its customers to ship the photographs. These amounts are recorded as revenue. Revenues associated with the shipping and handling fees were approximately $46,500 and $43,000 for the three months ended June 30, 2014 and 2013, respectively. Revenues associated with the shipping and handling fees were approximately $78,500 and $86,000 for the six months ended June 30, 2014 and 2013, respectively. The costs of shipping and handling are expensed as incurred and are included in cost of sales and services on the accompanying consolidated statements of operations and comprehensive loss. The Company receives payment before the photographs are shipped. These amounts are recorded as deferred revenue until the product is delivered.

Revenue from the administration of insurance claims is recognized ratably over the estimated period that it takes to administer the type of claim from start to close. The claim length could range for periods up to 13 months. The Company’s billings do not necessarily correlate with the revenues recognized ratably over the life of the claim. At June 30, 2014 and December 31, 2013, the Company has recorded unbilled receivables of $275,693 and $335,390, respectively, which are included in accounts receivable on the consolidated balance sheets. These balances are generally billable within 12 months. Billings rendered in advance of services performed are recorded and classified as deferred revenue on the consolidated balance sheets.

Total revenue does not include sales or value added tax; the Company considers itself a pass-through entity for collecting and remitting sales and value added taxes.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and its historical experience. The Company’s policy to determine past due accounts is based upon the contractual payment terms of the receivables. The Company generally does not record interest on past due accounts. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At December 31, 2013 and June 30, 2014, the Company believes an allowance for doubtful accounts is not necessary.

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

There were no impairments noted during the three and six months ended June 30, 2014. In June 2013, the Company recorded an impairment charge of $1.4 million related to intangible assets of SCM: customer relationships, tradename as well as goodwill.

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

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity. This update became effective from January 1, 2014 and the new guidance did not have any impact on the Company’s unaudited consolidated financial statements. This pronouncement will be incorporated into the Company’s gain calculation related to the sale of Basset in the third quarter of 2014.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU 2013-11 is not expected to have any impact on the Company’s unaudited consolidated financial statements.

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

Foreign currency exchange risk

Our primary operations are located in Sweden. Revenues from Sweden account for approximately 30% of our consolidated revenues. Our Swedish subsidiaries record transactions in their local currency, the Swedish Krona. As we invoice those transactions predominantly in Swedish Krona, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly change by 10%, the amount of cash and cash equivalents we would report in U.S. dollars as of June 30, 2014 and December 31, 2013 would change by approximately $116,000 and $229,000 respectively.

Interest rate risk

Historically, our exposure to market risk for changes in interest rates relates to our debt obligations under our various lines of credit outstanding. Our lines of credit primarily bear interest rates that are variable and are linked to the lending institutions base rate or the Stockholm Interbank Offered Rate. As of June 30, 2014 and December 31, 2013, we had approximately $2,927,000 and $2,336,000 of debt respectively. A 1% increase in these floating rates would increase annual interest expense by approximately $24,300.

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

We are a small company with limited resources. For the six months ended June 30, 2014, we had total revenues of $4,698,507 and loss from operations from continuing operations of $(1,473,001). For the six months ended June 30, 2013, we had total revenues of $6,110,502 and loss from operations from continuing operations of $(2,565,740). Most of our competitors have greater resources than we do. Our competitors may be able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their services more quickly than we can.

We depend on revenues from a few significant relationships, and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

Basset derives a significant portion of our revenues from a small number of customers. Our current director, Andreas M. Stenbeck, holds directly and indirectly greater than 5% of the voting power of Millicom International Cellular S.A. and Tele2 AB whom Basset has historically performed services for and sold goods to. We expect that a significant portion of Basset’s total revenues will continue to be contributed by a limited number of large clients in the near future. The loss or financial difficulties of any of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flow. Our success depends on our ability to develop and manage relationships with significant clients.

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

When we are engaged by a client after the selling process at Basset, it takes on average from twelve to thirty weeks to integrate the client’s systems with ours, and on average an additional three months thereafter to build up our services to the client’s requirements. Depending on the complexity of the processes being implemented, these time periods may be significantly longer. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. Therefore, we do not recognize significant revenues until after we have completed the implementation phase.

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

In 2013, our Insurance segment lost its largest customer. For the past several years leading up to 2014, our IT support segment has also experienced declines in revenue and continued losses.

For the six months ended June 30, 2014, net revenues in our Insurance segment decreased $0.6 million, or 48%, from $1.3 million in 2013 to $0.7 million in 2014. This is primarily due to the loss of our largest customer who decided to perform the claim administration in house.

Operating losses in 2013 and 2014 reflect the decline in revenue.

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

Certain of our services, such as our photography and IT support services, are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of legislation applicable to our clients could have a significant impact on certain service offerings of our telecommunications business services.

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

We may choose to expand our product line to sell into additional markets beyond the United States and Scandinavia, and if we do, the overall complexity of our business could increase at an accelerated rate as we would become subject to different market dynamics. The new markets into which we may expand may have different characteristics from the markets in which we currently exist. These different characteristics may include, among other things, demand volume requirements, demand seasonality, product generation development rates, customer concentrations, warranty and product return policies and performance and compatibility requirements. Our failure to make the necessary adaptations to our business model to address these different characteristics, complexities and new market dynamics could adversely affect our operating results.

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

MODERN HOLDINGS INCORPORATED

	By:	/s/ Henry L. Guy
Dated: August 14, 2014		Henry L. Guy
President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jay Murray
Dated: August 14, 2014		Jay Murray
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
44