Form 10-Q
period 2014-09-30
MODERN HOLDINGS Inc
filed 2014-11-14
CIK 941436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes     ☒    No     ☐

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

Yes     ☐    No     ☒

As of November 14, 2014, there were 14,410,333 shares of the registrant’s common stock outstanding.

MODERN HOLDINGS INCORPORATED

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2014	December 31, 2013
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$8,750,204	$3,744,376
Accounts receivable, net	1,078,930	1,429,808
Fiduciary assets	1,014,596	1,587,821
Prepaid expenses and other current assets	1,090,135	482,407
Current assets held for sale	—	4,184,118
Total Current Assets	11,933,865	11,428,530

PROPERTY AND EQUIPMENT, NET	173,361	192,211

OTHER ASSETS:
Intangibles, net	624,665	733,166
Goodwill	1,001,957	1,001,957
Other assets	402,396	378,148
Long term assets held for sale	—	46,653
Total Other Assets	2,029,018	2,159,924
	$14,136,244	$13,780,665

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	September 30, 2014	December 31, 2013
CURRENT LIABILITIES:	(Unaudited)
Fiduciary liabilities	$1,014,596	$1,587,821
Short-term debt and current maturities of long-term debt	2,734,085	2,309,086
Accounts payable	545,024	707,621
Due to affiliates	321,775	343,742
Accrued expenses and other current liabilities	2,208,290	2,102,030
Deferred revenue	2,125,924	775,440
Current liabilities held for sale	—	6,316,209
Total Current Liabilities	8,949,694	14,141,949

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	15,756	26,985
Total Long-Term Liabilities	15,756	26,985

COMMITMENTS AND CONTINGENCIES

PUTTABLE NONCONTROLLING INTEREST	284,939	475,517

EQUITY (DEFICIT):
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 15,204,320 shares issued in 2014 and 2013 and 14,410,333 shares outstanding in 2014 and 2013	152,043	152,043
Additional paid-in capital	82,707,684	82,707,684
Treasury stock, 793,987 shares, at cost, in 2014 and 2013	(530,400)	(530,400)
Accumulated deficit	(77,082,310)	(86,841,756)
Accumulated other comprehensive income (loss), net of tax	(361,162)	3,648,643
Total Equity (Deficit)	4,885,855	(863,786)
	$14,136,244	$13,780,665

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
REVENUES:
Product sales	$1,183,881	$917,533	$2,650,427	$2,490,597
Service revenue	1,529,559	2,751,064	4,761,520	7,288,503
Total Revenues	2,713,440	3,668,597	7,411,947	9,779,100
COSTS AND EXPENSES:
Cost of product sales	699,890	552,211	1,452,816	1,374,176
Cost of service revenue	816,244	1,206,174	2,785,375	3,910,420
Selling, general and administrative	1,975,304	1,834,602	5,317,583	5,347,205
Impairment of intangible assets	—	—	—	1,422,434
Depreciation and amortization	53,691	57,475	160,863	272,470
Total Costs and Expenses	3,545,129	3,650,462	9,716,637	12,326,705
INCOME (LOSS) FROM CONTINUING OPERATIONS	(831,689)	18,135	(2,304,690)	(2,547,605)
OTHER INCOME (EXPENSE):
Interest income	2,053	9,499	5,401	20,668
Interest expense	(15,573)	(17,260)	(49,356)	(56,752)
Management fee income	56,947	39,178	140,375	124,539
Other income (expense)	2,717	659,421	7,416	855,620
Total Other Income (expense)	46,144	690,838	103,836	944,075
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(785,545)	708,973	(2,200,854)	(1,603,530)
PROVISION FOR INCOME TAXES	14,763	14,672	33,091	28,932
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(800,308)	694,301	(2,233,945)	(1,632,462)
ADD: NET (INCOME) LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	4,797	(451,558)	6,345	(41,543)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(795,511)	242,743	(2,227,600)	(1,674,005)
Net income (loss) from discontinued operations, net of tax	11,637,710	(36,562)	11,987,046	(599,334)
NET INCOME (LOSS) ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	10,842,199	206,181	9,759,446	(2,273,339)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(630,853)	(64,862)	(685,600)	(129,679)
	(630,853)	(64,862)	(685,600)	(129,679)
Reclassification Adjustments:
Amounts Recognized as a result of the sale of the Company’s Subsidiary in Sweden	(3,342,205)	—	(3,324,205)	—
	(3,973,058)	(64,862)	(4,009,805)	(129,679)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	6,869,141	141,319	5,749,641	(2,403,018)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4,797)	451,558	(6,345)	41,543
COMPREHENSIVE INCOME (LOSS)	$6,864,344	$592,877	$5,743,296	$(2,361,475)

AMOUNTS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED STOCKHOLDERS:
Basic and Diluted net income (loss) per common share
Net income (loss) per share from continuing operations	$(0.06)	$0.02	$(0.15)	$(0.12)
Net income (loss) per share from discontinued operations	0.81	(0.00)	0.83	(0.04)
Net income (loss) per share	$0.75	$0.02	$0.68	$(0.16)
Weighted average common shares outstanding	14,410,333	14,410,333	14,410,333	14,410,333

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

 (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity (Deficit)
	Shares	Amount
Balance, December 31, 2013	14,410,333	$152,043	$82,707,684	$(530,400)	$(86,841,756)	$3,648,643	$(863,786)
Other comprehensive loss	—	—	—	—	—	(685,600)	(685,600)
Amount recognized as a result of the sale of the Company’s subsidiary in Sweden						(3,324,205)	(3,324,205)
Net income	—	—	—	—	9,759,446	—	9,759,446
Balance, September 30, 2014	14,410,333	$152,043	$82,707,684	$(530,400)	$(77,082,310)	$(361,162)	$4,885,855

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,233,945)	$(1,632,462)
Net income (loss) from discontinued operations	11,987,046	(599,334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	160,863	272,470
Gain on sale of discontinued operations	(11,637,710)	—
Disposal of equipment	—	39,417
Gain on sale of cost method investment	—	(194,205)
Impairment of intangible assets	—	1,422,434
Changes in operating assets and liabilities:
Accounts receivable	275,706	519,512
Due from affiliates	—	(345)
Prepaid income and other taxes	(17,231)	(89,937)
Deferred expenses	—	(137,016)
Prepaid expenses and other current assets	(737,078)	(24,330)
Other assets	16,098	299,796
Fiduciary assets	573,225	(139,322)
Fiduciary liabilities	(573,225)	139,322
Accounts payable	(271,250)	(352,583)
Due to affiliates	(21,401)	(12,893)
Accrued expenses and other current liabilities	358,743	(104,614)
Deferred revenue	1,386,927	(504,409)
Net cash used in operating activities from continuing operations	(1,082,568)	(499,165)
Net cash provided by (used in) operating activities from discontinued operations	(392,650)	136,010
Net cash used in operating activities	(1,475,218)	(363,155)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,551)	(81,536)
Proceeds from sale of cost method investment	4,567	578,481
Investment in cost method investments	—	(42,000)
Net cash (used in) provided by investing activities from continuing operations	(38,984)	454,945
Net cash provided by (used in) investing activities from discontinued operations	6,870,240	(349)
Net cash provided by investing activities	6,831,256	454,596
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(184,233)	(150,000)
Borrowings of debt	425,000	706,500
Repayments of debt	(11,231)	(611,312)
Net cash provided by (used in) financing activities from continuing operations	229,536	(54,812)
Net cash used in financing activities from discontinued operations	(75,182)	(395,304)
Net cash provided by (used in) financing activities	154,354	(450,116)
Effect of exchange rate changes on cash and cash equivalents	(504,564)	70,142
Net increase (decrease) in cash and cash equivalents	5,005,828	(288,533)
Cash and cash equivalents at beginning of period	3,744,376	3,617,051
Cash and cash equivalents at end of period	8,750,204	3,328,518
Less: Cash and cash equivalents of discontinued operations	—	3,718
Cash and cash equivalents at end of period from continuing operations	$8,750,204	$3,324,800

Supplemental disclosure of cash flow information:
Note receivable received for partial sale of cost method investment	$—	$99,000
Note receivable received for settlement agreement	$—	$700,000
Cash paid for interest	$56,531	$46,602
Cash paid for income taxes	$86,108	$55,607

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2014

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

The operating companies of Modern Holdings are:

•	Basset AB (“Basset”) based in Sweden, is a provider of interconnect, roaming and fraud detection billing software for the telecommunication industry, worldwide. Basset’s operations made up the total activity in the historical telecommunications segment. Basset was sold on July 4, 2014 with an effective date of July 1, 2014. Basset’s assets and liabilities have been reclassified to assets or liabilities held for sale on the accompanying consolidated balance sheet as of December 31, 2013. Basset’s results of operations and gain on sale of discontinued operations have been reclassified to Net Income (Loss) from Discontinued Operations on the accompanying statements of operations.
•	Xpeedio Support Solutions AB (“Xpeedio”) based in Sweden, is an IT support company with clients located primarily in Sweden, in the business to business market.
•	Lors Photography Inc. (“Lors”) based in Union, New Jersey, is a regional provider of school photography throughout the tri-state area.
•	Innova Claims Management LLC (“Innova”) doing business as Specialty Claims Management (“SCM”) is a company that provides third party claims administration to the insurance industry. In 2014, SCM moved their corporate headquarters to Maywood, New Jersey from Secaucus, New Jersey.
•	Modern Billing Solutions, Inc. (“Modern Billings”) provides sales personnel for Basset regarding sales in the United States. Modern Billings had limited activity in 2014 and 2013.
•	Blackbook Photography Inc. (“Blackbook”) publishes photography and illustration source books for finding photographers, illustrators and graphic designers and had limited activity in 2014 and 2013.
•	Loft Life, Inc. (“Loft Life”) is a lifestyle magazine and had limited activity in 2014 and 2013.
•	Great Universal, Inc. (“GUI”) and its subsidiaries is a holding company for various investments. During 2014 and 2013, GUI had limited activity.

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
SEPTEMBER 30, 2014

(UNAUDITED)

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates. The amounts of assets and liabilities reported in the Company’s consolidated balance sheets and revenues and expenses reported in the consolidated statements of operations and comprehensive income (loss) for the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, deferred tax valuation allowances, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, income taxes and related reserves, the average duration of insurance claims and the gain on sale of discontinued operations.

Discontinued Operations

The Company recognizes operations as discontinued when a component of the Company’s operations has either ceased or is expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company will not have any significant continuing involvement in the discontinued operations of the component subsequent to the expected sale transaction.

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

See Note 6 for fair value measurements.

Cash and Cash Equivalents

The Company maintains cash balances in several financial institutions. Interest-bearing balances in U.S. banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits. At September 30, 2014 and December 31, 2013, the Company had approximately $6,867,000 and $2,291,000, respectively, of cash in international bank accounts which are not insured. In 2013, Xpeedio entered into a new lease that requires the Company to maintain a balance of approximately $160,000 with a Swedish banking institution. This amount is included in the above foreign cash balances.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

(UNAUDITED)

Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and its historical experience. The Company’s policy to determine past due accounts is based upon the contractual payment terms of the receivables. The Company generally does not record interest on past due accounts. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At September 30, 2014 and December 31, 2013 the Company determined that no allowance for doubtful accounts was necessary.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through an assessment of the estimated future undiscounted cash flows related to such assets. In the event that assets are found to be carried at amounts that are in excess of estimated undiscounted future cash flows, the carrying value of the related asset or group of assets is reduced to a level commensurate with fair value based on a discounted cash flow analysis. No impairment indicators were identified during the three and nine months ended September 31, 2014 and 2013.

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
SEPTEMBER 30, 2014

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

Cost-Method Equity Investments

The Company’s cost-method equity investments are carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method equity investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income (expense), net in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2013, there was no impairment recorded. During the year ended December 31, 2013, the Company made cost-method investments totaling approximately $42,000 and redeemed a partial investment for $33,000. In addition, the Company sold a cost-method investment totaling approximately $484,000 for approximately $677,000 during the year ended December 31, 2013. During the nine months ended September 30, 2014, the Company made no additional cost-method investments but redeemed a partial investment for $4,567. At September 30, 2014 and December 31, 2013, the Company has approximately $324,700 and $329,250, respectively, of cost-method equity investments, which are included in other assets on the accompanying consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
Accrued compensation costs	$1,216,240	$633,741
Accrued compensated absences	121,417	148,877
Accrued professional fees	435,749	474,394
Accrued sales and value added taxes	137,868	206,040
Accrued rebates	92,819	309,817
Accrued other current liabilities	204,197	329,161
Total accrued expenses and other current liabilities	$2,208,290	$2,102,030

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
SEPTEMBER 30, 2014

(UNAUDITED)

Fiduciary Assets and Liabilities

In its capacity as a third party insurance claim administrator, the Company retains certain funds from insurance companies to pay claims on behalf of the insurance companies. These funds are held by the Company in a fiduciary capacity.

Accumulated Other Comprehensive Income (Loss)

FASB ASC Topic 220, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income (loss) consists of net income (loss) and changes in the cumulative foreign currency translation adjustments. Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments as of September 30, 2014 and December 31, 2013. During the three months ended September 30, 2014, the Company realized approximately $3.3 million of accumulated comprehensive income related to Basset within the gain on sale of discontinued operations (see Note 15).

Puttable Noncontrolling Interest

A noncontrolling interest reflects an ownership interest in entities that are consolidated as less than 100% owned. The Company follows FASB ASC Topic 810, Consolidation, to account for the noncontrolling interest, which establishes accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interest”), (ii) the amount of net income attributable to the parent and to noncontrolling interest, (iii) changes in the parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires a noncontrolling interest to be classified as a separate component of equity. The Company and the former owners of SCM have entered into a call right and put option agreement. The Company has the right to purchase the remaining noncontrolling interests at a unit value based upon a formula using earnings before interest, taxes, depreciation and amortization for the trailing twelve months from the date the noncontrolling interests were put to the Company or called by the Company. The former owners of SCM, after a period of two years from the acquisition date, have the option to put their noncontrolling interests back to the Company for a unit value based upon a formula derived from the trailing twelve months from the date of the put date earnings before interest, taxes, depreciation and amortization. Since the redemption feature of the put option is out of the control of the Company, for presentation and disclosure purposes, the noncontrolling interest is classified as temporary equity on the accompanying consolidated balance sheets. During the nine months ended September 30, 2014, the Company made $184,233 of distributions to the puttable noncontrolling interest holders.

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

To date, the parties had not reached an agreement. As per the terms of the operating agreement, the parties are beginning the arbitration process.

Foreign Currency Translation

The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates. Transactions in foreign currencies are re-measured into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded as other income (expense) in the accompanying consolidated statement of operations. The Company recorded net transaction foreign exchange gain (loss) with respect to continuing operations of approximately $(1,700) and $6,000 for the three months ended September 30, 2014 and 2013, respectively. The Company recorded net transaction foreign exchange gain (loss) with respect to continuing operations of approximately $(700) and $(1,000) for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in other income (expense) on the accompanying consolidated statements of operations.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

(UNAUDITED)

Photography revenue is recognized upon delivery of the photographs. The Company charges a shipping and handling fee to its customers to ship the photographs. These amounts are recorded as revenue. Revenues associated with the shipping and handling fees were approximately $49,500 and $48,000 for the three months ended September 30, 2014 and 2013, respectively. Revenues associated with the shipping and handling fees were approximately $128,000 and $134,000 for the nine months ended September 30, 2014 and 2013, respectively. The costs of shipping and handling are expensed as incurred and are included in cost of sales and services on the accompanying consolidated statements of operations and comprehensive loss. The Company receives payment before the photographs are shipped. These amounts are recorded as deferred revenue until the product is delivered.

Revenue from the administration of insurance claims is recognized ratably over the estimated period that it takes to administer the type of claim from start to close. The claim length could range for periods up to 13 months. The Company’s billings do not necessarily correlate with the revenues recognized ratably over the life of the claim. At September 30, 2014 and December 31, 2013, the Company has recorded unbilled receivables of $270,933 and $335,390, respectively, which are included in accounts receivable on the consolidated balance sheets. These balances are generally billable within 12 months. Billings rendered in advance of services performed are recorded and classified as deferred revenue on the consolidated balance sheets.

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

Advertising Expenses

Advertising costs are charged to operations as incurred. The Company recorded approximately $50,400 and $59,000 of advertising expenses for the three months ended September 30, 2014 and 2013, respectively. The Company recorded approximately $69,000 and $78,000 of advertising expenses for the nine months ended September 30, 2014 and 2013, respectively. These costs are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

Research and Development Expenses

Research and development expenditures are charged to research and development expense as incurred.

 MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the periods where there is a net loss attributable to common shareholders, any other outstanding equity instruments would be excluded from the calculation of diluted income (loss) per common shareholder because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same for those periods. At September 30, 2014 and December 31, 2013, the Company had no other equity instruments outstanding.

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

One client in the insurance segment accounted for 16% of consolidated revenues for the three months ended September 30, 2013. There were no other significant customers for the three months ended September 30, 2014 and 2013.

One client in the insurance segment accounted for 21% of consolidated revenues for the nine months ended September 30, 2013. There were no other significant customers for the nine months ended September 30, 2014 and 2013.

One client accounted for 64% of consolidated accounts receivable as of December 31, 2013. As of September 30, 2014, all of this client’s receivables have been collected. No other clients accounted for more than 10% of consolidated accounts receivable as of September 30, 2014 or December 31, 2013.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

(UNAUDITED)

New Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update became effective from January 1, 2014. This pronouncement was incorporated into the Company’s gain calculation related to the sale of Basset in the third quarter of 2014.

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

 In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15” ) . ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, disclose that fact. Such evaluation is to be done for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014-15 will become effective from January 1, 2017 and the Company is currently evaluating the impact of adopting this guidance.

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

Net revenues include no significant intersegment revenues. Operating loss by segment and geographic area excludes general corporate and interest expenses. The following table represents financial information by segment as of and for the three and nine months ended September 30, 2014 and 2013.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

(UNAUDITED)

Three Months Ended September 30, 2014
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$81,154	$1,102,727	$—	$—	$1,183,881
Service revenue	824,462	—	705,097	—	1,529,559
Total Revenues	$905,616	$1,102,727	$705,097	$—	$2,713,440
Depreciation and Amortization	$7,912	$7,900	$37,062	$817	$53,691
(LOSS) INCOME FROM CONTINUING OPERATIONS	$113,295	$25,525	$34,834	$(1,005,343)	$(831,689)
OTHER INCOME (EXPENSE)
Interest Income					2,053
Interest expense					(15,573)
Management fee income					56,947
Other income					2,717
Total Other Income					46,144
PROVISION FOR INCOME TAXES					14,763
NET LOSS FROM CONTINUING OPERATIONS					$(800,308)

Three Months Ended September 30, 2013
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$—	$917,533	$—	$—	$917,533
Service revenue	760,896	—	1,990,168	—	2,751,064
Total Revenues	$760,896	$917,533	$1,990,168	$—	$3,668,597
Depreciation and Amortization	$7,675	$6,080	$40,898	$2,822	$57,475
(LOSS) INCOME FROM CONTINUING OPERATIONS	$49,558	$(50,118)	$929,919	$(911,224)	$18,135
OTHER INCOME (EXPENSE)
Interest Income					9,499
Interest expense					(17,260)
Management fee income					39,178
Other income					659,421
Total Other Income					690,838
PROVISION FOR INCOME TAXES					14,672
NET INCOME FROM CONTINUING OPERATIONS					$694,301
15

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

(UNAUDITED)

Nine Months Ended September 30, 2014
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$81,154	$2,569,273	$—	$—	$2,650,427
Service revenue	2,613,412	—	2,148,108	—	4,761,520
Total Revenues	$2,694,566	$2,569,273	$2,148,108	$—	$7,411,947
Depreciation and Amortization	$24,631	$21,889	$111,895	$2,447	$160,863
(LOSS) INCOME FROM CONTINUING OPERATIONS	$261,889	$(16,611)	$132,409	$(2,682,377)	$(2,304,690)
OTHER INCOME (EXPENSE)
Interest Income					5,401
Interest expense					(49,356)
Management fee income					140,375
Other income					7,416
Total Other Income					103,836
PROVISION FOR INCOME TAXES					33,091
NET LOSS FROM CONTINUING OPERATIONS					$(2,233,945)

Nine Months Ended September 30, 2013
	IT Support	Photography	Insurance	Corporate		Consolidated
REVENUES:
Product sales	$—	$2,490,597	$—		$—	$2,490,597
Service revenue	2,573,894	—	4,714,609		—	7,288,503
Total Revenues	$2,573,894	$2,490,597	$4,714,609	$		$9,779,100
Depreciation and Amortization	$21,010	$16,763	$226,925		$7,772	$272,470
(LOSS) INCOME FROM CONTINUING OPERATIONS	$140,251	$(158,197)	$(260,090)		$(2,269,569)	$(2,547,605)
OTHER INCOME (EXPENSE)
Interest Income						20,668
Interest expense						(56,752)
Management fee income						124,539
Other income						855,620
Total Other Income						944,075
PROVISION FOR INCOME TAXES						28,932
NET LOSS FROM CONTINUING OPERATIONS						$(1,632,462)

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
 (UNAUDITED)

Geographic Operations

	For the three months ended September 30,
	2014	2013
Net Revenues:
United States	$1,807,824	$2,907,701
Scandinavia	905,616	760,896
Total Net Revenues	$2,713,440	$3,668,597

Geographic Operations

	For the nine months ended September 30,
	2014	2013
Net Revenues:
United States	$4,717,381	$7,205,206
Scandinavia	2,694,566	2,573,894
Total Net Revenues	$7,411,947	$9,779,100

Note 4—Property and Equipment

Property and equipment, net, consists of the following:

	September 30, 2014	December 31, 2013
Computers and equipment	$1,090,098	$1,090,883
Furniture and fixtures	242,165	226,011
Software	212,565	212,565
Leasehold improvements	353,806	353,806
	1,898,634	1,883,265
Less: Accumulated depreciation and amortization	(1,725,273)	(1,691,054)
	$173,361	$192,211

Depreciation and amortization expense of property and equipment was $17,524 and $21,307 for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense of property and equipment was $52,362 and $63,219 for the nine months ended September 30, 2014 and 2013, respectively.

Note 5—Goodwill and Intangible Assets

Goodwill

There was no change in our goodwill balance from December 31, 2013 to September 30, 2014.

Intangible Assets

Information regarding the Company’s amortizable intangible assets is set forth below:

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,472,500	$(1,219,335)	$253,165

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,472,500	$(1,110,834)	$361,666

Amortization expense of intangible assets for the three months ended September 30, 2014 and 2013 was $36,167 and $36,168, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2014 and 2013 was $108,501 and $209,251, respectively.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Estimated amortization expense of intangible assets is as follows:

For the Twelve Months Ending September 30:
2015	$144,667
2016	108,498
Total	$253,165

The Company has $371,500 of indefinite life tradenames and trademarks at both September 30, 2014 and December 31, 2013.

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

The Company’s nonfinancial assets include goodwill, intangible assets and property, plant and equipment. These assets are recorded at carrying value. However, whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (or at least annually for goodwill and indefinite-lived intangible assets), such assets are assessed for impairment and, if applicable, written down to and recorded at fair value. To measure fair value for such assets, the Company uses techniques including discounted expected future cash flows (“DCF”) (Level 3 input). A discounted cash flow analysis calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit or asset and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates, growth rates and the amount and timing of expected future cash flows.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

(UNAUDITED)

Note 7—Debt

Debt consists of the following:

	September 30, 2014	December 31, 2013
Debt:
Lines of credit	$1,680,400	$1,255,400
Affiliated Party Debt:
Note payable – Brookstone/GUI	379,000	379,000
Note payable – Brookstone	468,865	468,865
Note payable – Brookstone/Primetime 24 JV	200,000	200,000
Equipment loan	21,576	32,805
Total affiliated party debt	1,069,441	1,080,670
Total Debt	2,749,841	2,336,071
Less: Short-term portion	2,734,085	2,309,086
Long-term debt	$15,756	$26,985

The Company has three separate lines of credit with one financial institution in Sweden. The three lines are considered the Xpeedio line, the Lors line and Modern Holdings line.

Xpeedio line: Xpeedio has a line-of-credit agreement through a financial institution of up to 3,000,000 SEK (approximately $413,400 and $462,900 at September 30, 2014 and December 31, 2013, respectively). The line is unsecured, due on demand and is at an interest rate of STIBOR plus 1.9 basis points (totaling 3% at both September 30, 2014 and December 31, 2013). Unused amounts under the line bear interest at .6% annually. At September 30, 2014 and December 31, 2013, there is no balance outstanding. The line is renewed annually on January 1 and is renewed through December 31, 2014.

Lors line: Lors has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at September 30, 2014 and December 31, 2013 (totaling approximately 3.25% at both September 30, 2014 and December 31, 2013), and amounts can be advanced under the line until April 30, 2015. The Company pays an annual facility fee of $1,500. At September 30, 2014 and December 31, 2013, borrowings outstanding under the Lors line totaled $700,000 and $475,000, respectively.

Modern Holdings line: The Company has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at September 30, 2014 and December 31, 2013 (totaling approximately 3.25% at both September 30, 2014 and December 31, 2013), and amounts can be advanced under the line until April 30, 2015. At September 30, 2014 and December 31, 2013, borrowings outstanding under the Modern Holdings line totaled $980,400 and $780,400, respectively.

Interest expense for debt was $11,589 and $13,354 for the three months ended September 30, 2014 and 2013, respectively. Interest expense for debt was $37,529 and $44,887 for the nine months ended September 30, 2014 and 2013, respectively.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

(UNAUDITED)

Affiliated Party Debt (see Note 11 for description of affiliates)

Brookstone/GUI: The Company has a note payable to GUI that had an original loan amount of $559,000. The note is due on demand with interest payable on a monthly basis. The interest rate is fixed at 4%. The note is unsecured. At September 30, 2014 and December 31, 2013, borrowings outstanding under the Brookstone/GUI note payable totaled $379,000 each period.

Brookstone: During 2009, the Company entered into various note payable agreements with an affiliate. The notes are due on demand, and accrue interest equal to the applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.84% and 3% at September 30, 2014 and December 31, 2013, respectively. These notes are unsecured. At September 30, 2014 and December 31, 2013, the outstanding balance under these notes totaled $468,865 each period.

Brookstone/Primetime 24 JV: In 2012, the Company borrowed $210,000 from Primetime 24 JV in an interest only note with interest payable annually. The interest rate is equal to the short-term applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.84% and 3% at September 30, 2014 and December 31, 2013, respectively. The note is due on demand. The note is unsecured. At September 30, 2014 and December 31, 2013, the outstanding amount under this note was $200,000 each period.

Interest expense for the affiliated party debt was $3,984 and $3,906 for the three months ended September 30, 2014 and 2013, respectively. Interest expense for the affiliated party debt was $11,827 and $11,865 for the nine months ended September 30, 2014 and 2013, respectively.

All Debt

The Company does not have any financial ratio covenants and does not provide collateral for any of its debt agreements noted above.

Maturities of the Company’s long-term debt did not change significantly from December 31, 2013.

Note 8—Capital Structure

The following summarizes the terms of the Company’s capital stock:

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value. There were zero shares issued and outstanding at September 30, 2014 and December 31, 2013. To date, the preferred stock powers, designation, rights and preferences have not been designated by the Board of Directors.

Common Stock

The Company is authorized to issue 20,000,000 shares of Common Stock at $.01 par value. As of September 30, 2014 and December 31, 2013, there were 15,204,320 shares issued and outstanding including 793,987 shares held in treasury which were repurchased in August 2011 for $530,400.

Note 9—Leases

The Company conducts its operations using facilities, office equipment and automobiles leased under noncancellable operating lease agreements that expire at various dates. Future minimum lease payments have not changed significantly from December 31, 2013.

Rent expense under operating leases was approximately $142,000 and $148,000 for the three months ended September 30, 2014 and 2013, respectively. Rent expense under operating leases was approximately $436,000 and $485,000 for the nine months ended September 30, 2014 and 2013, respectively.

Note 10—Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company recorded income tax expense from continuing operations of $14,763 and $14,672 for the three months ended September 30, 2014 and 2013, respectively. The Company recorded income tax expense from continuing operations of $33,091 and $28,932 for the nine months ended September 30, 2014 and 2013, respectively. The tax expense represents minimal state and local taxes. In all periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

The Company did not have unrecognized tax benefits as of September 30, 2014 and December 31, 2013 and does not expect this to change significantly over the next twelve months. As of September 30, 2014 and December 31, 2013, the Company has not accrued interest or penalties related to uncertain tax positions.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

All affiliate balances excluding affiliated debt and interest as noted in Note 7, are generated from sales and services provided and through payment and reimbursement of costs and borrowings to and from entities related through common control or ownership. Related party balances are paid/received in the normal course of business. During the nine months ended September 30, 2013, there was approximately $119,000 in service revenue to affiliates included in the service revenue on the accompanying statement of operations. There was no affiliate revenue for the three months ended September 30, 2013 or for the three and nine months ended September 30, 2014.

The Company had payables to related parties, for the periods presented as follows:

	Due to Affiliates
	September 30, 2014	December 31, 2013
Brookstone	316,949	317,535
Other affiliates	4,826	26,207
	$321,775	$343,742

The Company also provides certain management services to a related party. Income from these services is recorded as management fee income on the accompanying consolidated statements of operations.

Note 12—Benefit Plans

The Company and its subsidiaries maintain various defined contribution plans for its employees. The entities located in the United States established plans under Section 401(k) of the Internal Revenue Code. The Company contributes an amount ranging from 4% to 6% of the employee’s salary. The entities in Sweden have established defined contribution plans in accordance with their country’s regulations. The Company contributes an amount based upon the plan’s contribution formula which is based upon the employee’s salary. The Company’s contribution to the various plans amounted to approximately $74,000 and $79,000 during the three months ended September 30, 2014 and 2013, respectively. The Company’s contribution to the various plans amounted to approximately $236,000 and $257,000 during the nine months ended September 30, 2014 and 2013, respectively.

Note 13—Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at September 30, 2014, the Company is not a party to any litigation that is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14—Commitments

During the nine months September 30, 2014, there have been no significant changes to the Company’s aggregate future commitments to be paid over the next twelve months.

Note 15—Discontinued Operations

Effective July 1, 2014, the Company completed the sale of its wholly-owned subsidiary, Basset, a Swedish based software business for 61,500,000 SEK (equivalent to $9.1 million as of the date of the sale). We realized a $11.6 million gain on the sale, net of transaction costs, with no tax expense associated with the gain because it was not taxable under Swedish tax law. The sale of Basset reflects our strategy to maximize our cash flow.

We do not have significant continuing involvement with Basset after the sale. The operating results of the sold business and associated gain on sale are presented as discontinued operations on our Consolidated Statements of Operations.

The following summarizes the operating results including the gain on sale of our discontinued operations for the respective periods, which are represented in the Income from discontinued operations, net of tax on our Consolidated Statements of Operations.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
REVENUES	$—	$2,743,822	$6,806,709	$8,799,980
GAIN ON SALE	11,637,710	—	11,637,710	—
COSTS AND EXPENSES	—	2,780,384	6,457,373	9,399,314
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	11,637,710	(36,562)	11,987,046	(599,334)
Income tax expense	—	—	—	—
NET Income (Loss) from discontinued operations, net of tax	$11,637,710	$(36,562)	$11,987,046	$(599,334)

The 61,500,000 SEK purchase price contained an initial payment of 46,800,000 SEK (equivalent to $6.9 million) as of the closing date. The remaining purchase price of 14,700,000 SEK (equivalent to $2.18 million as of the date of sale) was placed in escrow by the buyer and contains three contingent payments to be made by the buyer over the next twelve months.

The first contingent payment relates to a working capital adjustment which is targeted from a previous pre-sale calculation. The second contingent payment of 7,200,000 SEK (equivalent to $1.07 million as of the date of the sale) is based upon our former affiliated client, Tele2, maintaining a certain piece of business with the buyer for a period of 12 months after the sale date. The third contingent payment of 7,500,000 SEK (equivalent to $1.1 million as of the date of the sale) is based upon the buyer collecting all of the outstanding Basset receivables including any unbilled amounts as of the date of the sale within 180 days after the sale date.

In determining the total proceeds in connection with the gain on sale of Basset, the Company made the following estimates:

-	Estimated the working capital adjustment to be a payment back to the buyer of $41,000. This is based upon the Company’s working capital calculation. Our negotiations with the buyer are on- going and a final payment is expected before the end of the year. We believe that the range of working capital payment back to the buyer would be between $40,000 to $100,000 based upon the Company’s and the buyer’s initial working capital calculations.

-	On November 11, 2014, we received notice from the buyer and Tele2 of Tele2’s intention to cancel the specific business, linked to the contingent payment, with Basset. As such, we have not included the contingent payment of $1.07 million within the total proceeds of the gain on sale of discontinued operations.

-	As of the date of sale, the Company had approximately 41,000,000 SEK (equivalent of $5.95 million as of the date of the sale) of receivables including amounts that were unbilled. In assessing cash collections of the receivables after 90 days from the sale date, the remaining outstanding receivables balance is $640,000. Based upon the current status of the remaining outstanding receivables and our historical payment terms, we estimate that we would collect an additional $50,000 of the remaining receivables outstanding within the next 90 days. As such, we expect to collect approximately $510,000 of the $1.1 million of the third contingent payment.

The Company’s gain on sale of discontinued operations is calculated as follows:

Total proceeds	$7,371,000

Net equity deficit of Basset	$4,569,000

Transaction costs	$(302,000)

Gain on sale of discontinued operations	$11,638,000

The equity deficit of Basset includes a foreign currency gain of approximately of $3.3 million due to the elimination of the accumulated other comprehensive income associated with Basset. As of September 30, 2014, the Company has recorded a receivable of $0.4 million associated with the additional contingent payments it is expected to receive from the escrow account established on the date of sale. This receivable is included within the prepaid expenses and other current assets on the accompanying consolidated balance sheet.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

(UNAUDITED)

The following table sets forth the assets and liabilities of the discontinued operations included in the consolidated balance sheets of the Company as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
CURRENT ASSETS:
Cash	$—	$196
Accounts receivable	—	1,044,608
Due from affiliate	—	2,043,567
Prepaid taxes	—	238,411
Other current assets	—	857,336
Total Current Assets Held for Sale	—	4,184,118

LONG-TERM ASSETS:
Property and equipment, net	—	46,653
Total Long-Term Assets Held for Sale	—	46,653

CURRENT LIABILITIES:
Accounts payable	—	272,183
Accrued expenses	—	2,138,507
Short term notes payable	—	1,866,014
Deferred revenue	—	2,030,523
Other current liabilities	—	8,982
Total Current Liabilities Held for Sale	—	6,316,209

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

Executive Overview

We are a diversified holding company with a portfolio of privately held operating companies and other investments. We were incorporated under the laws of the State of Delaware in September 1994 under the name Innova International Corporation and in April 1999 changed our name to XSource Corporation. We changed the name of the firm to Modern Holdings Incorporated in January 2003. Our most recent investments include purchasing a 70% equity stake in Specialty Claims Management and investing in NeighborMD through both equity and convertible note investments. Additionally, effective July 1, 2014, we sold Basset AB to Enghouse Interactive AB.

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

Financial Results

Product Sales and Services Revenue

Revenue consists of revenue from the sale of products and services, less returns, discounts and allowances and other offsets to net revenues. In our IT Support segment, revenue is recognized as the services are performed or as resale equipment is delivered and title has passed. In our Photography segment, revenue is recognized upon the delivery of the photographs and in our Insurance segment, revenue is recognized ratably over the estimated period length that it takes to administer the type of claim from start to close. Provisions for discounts, rebates to consumers and returns are recorded as a reduction of net revenues in the same period as the related revenue is recognized. Amounts billed to customers for delivery costs are classified as a component of net sales revenues, and any other related delivery costs are classified as a component of cost of revenues. Sales and value added tax collected from consumers and remitted to governmental authorities are accounted for on a net basis and are excluded from net revenues on our consolidated results of operations.

Services Revenue to Related Parties

In our IT Support segment, revenue is recognized as the services are performed. During the nine months ended September 30, 2013, there was approximately $119,000 in service revenue to affiliates included in the service revenue on the accompanying statement of operations. There was no affiliate revenue for the three months ended September 30, 2013 or for the three and nine months ended September 30, 2014. Provisions for discounts are recorded as a reduction of net revenues in the same period as the related revenue is recognized. Value added tax collected from consumers and remitted to governmental authorities is accounted for on a net basis and is excluded from net revenues on our consolidated results of operations.

Operating expenses

Operating expenses consist of cost of sales and services, selling, general and administrative expenses, impairment charges, and depreciation and amortization.

•	Cost of sales and services. Cost of sales includes the related labor and travel expenses that are incurred to deliver the services that have been provided. Cost of sales also includes the costs of producing the photographs and the costs of resale equipment.
•	Selling, general and administrative. Selling, general and administrative expenses consist of salaries, benefits, commissions, incentive programs, travel and entertainment, meetings and seminars and other selling costs and expenses, in each case related to our business. General and administrative expenses consist of costs associated with running our company such as occupancy and employment expenses; employee-related costs associated with our executive, finance, information technology and human resource functions; costs associated with our corporate headquarters and legal, tax and accounting fees.
•	Depreciation and amortization. Depreciation and amortization expenses consist of the depreciation of physical assets purchased in the ordinary course of business to best service and maintain all customers. Amortization expense consists of the amortization of certain definite-lived intangible assets.
•	Intangible assets impairment. Intangible assets impairment consists of impairment charges to customer relationships, tradename and Goodwill at SCM.
24

Operating income (loss) from continuing operations

Operating income (loss) consists of total revenues less operating expenses, and excludes other income and expenses (i.e., non-operating income and expenses).

Other income (expenses)

•	Interest income. Interest income consists of interest payments received on our cash deposit accounts.
•	Interest expense. Interest expense consists of interest payments made pursuant to our amended credit facilities and our related party debt agreements with, among others, one of the largest banks in Sweden.
•	Management fee income. Management fee income consists of fees paid by related parties for general and administrative services performed by our corporate offices.
•	Other non-operating income (expenses). Other non-operating income (expenses) includes all other non-operating income and expenses.

Provision for income taxes from continuing operations

We record income tax expenses related to federal, state, local and foreign income.

Discontinued operations

We have reclassified the results of operations from Basset for all periods presented and recorded the gain on sale of discontinued operations during the three and nine months ended September 30, 2014 as discontinued operations.

Results of Operations

The following table sets forth consolidated operating results and other operating data for the periods indicated.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
REVENUES:
Product sales	$1,183,881	$917,533	$2,650,427	$2,490,597
Service revenue	1,529,559	2,751,064	4,761,520	7,288,503
Total Revenues	2,713,440	3,668,597	7,411,947	9,779,100
COSTS AND EXPENSES:
Cost of product sales	699,890	552,211	1,452,816	1,374,176
Cost of service revenue	816,244	1,206,174	2,785,375	3,910,420
Selling, general and administrative	1,975,304	1,834,602	5,317,583	5,347,205
Impairment of intangible assets	—	—	—	1,422,434
Depreciation and amortization	53,691	57,475	160,863	272,470
Total Costs and Expenses	3,545,129	3,650,462	9,716,637	12,326,705
INCOME (LOSS) FROM CONTINUING OPERATIONS	(831,689)	18,135	(2,304,690)	(2,547,605)
OTHER INCOME (EXPENSE):
Interest income	2,053	9,499	5,401	20,668
Interest expense	(15,573)	(17,260)	(49,356)	(56,752)
Management fee income	56,947	39,178	140,375	124,539
Other income	2,717	659,421	7,416	855,620
Total Other Income	46,144	690,838	103,836	944,075
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(785,545)	708,973	(2,200,854)	(1,603,530)
PROVISION FOR INCOME TAXES	14,763	14,672	33,091	28,932
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(800,308)	694,301	(2,233,945)	(1,632,462)
ADD: NET (INCOME) LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	4,797	(451,558)	6,345	(41,543)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(795,511)	242,743	(2,227,600)	(1,674,005)
Net income (loss) from discontinued operations, net of tax	11,637,710	(36,562)	11,987,046	(599,334)
NET INCOME (LOSS) ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	$10,842,199	$206,181	$9,759,446	$(2,273,339)

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

Net revenues

The following table presents net revenues by segment for the three months ended September 30, 2014 compared with the three months ended September 30, 2013.

	2014	2013	% Change
IT Support	905,616	760,896	19%
Photography	1,102,727	917,533	20%
Insurance	705,097	1,990,168	(65)%
Total	$2,713,440	$3,668,597	(26)%

Net revenues decreased $0.96 million, or 26%, to $2.71 million in 2014 from $3.67 million in 2013. This is due to decreases in the insurance segment that was partially offset by increases in our other segments.

Net revenues in our IT Support segment increased $145,000, or 19%, from $760,000 in 2013 to $905,000 in 2014. The increase is primarily due to several new smaller customers brought in during the second half of 2013 and the first half of 2014. The new customers more than offset the loss of one large customer that had decided to bring its operation in-house instead of using an outsourced vendor in 2013.

Net revenues in our Photography segment increased $180,000, or 20%, from $920,000 in 2013 to $1.1 million in 2014. The increase is primarily due to the timing of when certain schools received their portraits in 2014 in relation to 2013. Additionally, in 2014, the continued marketing efforts yielded slight changes to the seasonality of the revenue which increased the orders that were taken in 2014.

Net revenues in our Insurance segment decreased $1.3 million, or 65%, from $2.0 million in 2013 to $700,000 in 2014. This is primarily due to the loss of our largest customer who decided to perform the claim administration in house beginning in September 2013. This decrease was partially offset by an increase in a few new smaller customers.

Operating income (loss) from continuing operations

The following table presents operating income (loss) by segment for the three months ended September 30, 2014 compared with the three months ended September 30, 2013.

	2014	2013	% Change
IT Support	113,295	49,558	129%
Photography	25,525	(50,118)	151%
Insurance	34,834	929,919	(96)%
Non-allocated corporate expenses	(1,005,343)	(911,224)	(10)%
Total	$(831,689)	$18,135	(4,686)%

Operating income (loss) decreased $850,000, or (4,686)%, from $18,000 to $(832,000) in 2014. In 2013, we were relieved of any future obligations from our contract with our largest customer in the Insurance segment. In connection with this release, we recognized approximately $700,000 of revenue associated with this customer that was previously deferred. There was no such recognition in 2014. This was partially offset by improvements in our IT Support and Photography segments.

Operating income in our IT Support segment increased approximately $64,000, or 129%, from approximately $49,000 in 2013 to $113,000 in 2014. We were able to reduce personnel costs while slightly increasing revenue. We were able to serve the increased number of customers with our existing personnel, thus increasing operating income.

Operating income in our Photography segment increased $76,000 or 151%, from $(50,000) in 2013 to $26,000 in 2014. The increase is due to the increase in revenue previously discussed as well as the ongoing cost cutting measures throughout the business including the continuing reduction in number of photography days used at schools.

Operating income in our Insurance segment decreased by $895,000, or 96%, from $930,000 in 2013 to $35,000 in 2014. In 2013, we were relieved of any future obligations from our contract with our largest customer in the Insurance segment. In connection with this release, we recognized approximately $700,000 of revenue associated with this customer that was previously deferred. There was no such recognition in 2014. This was partially offset by an overall reduction in operating expenses due to a majority of our employees moving to AmTrust in connection with the settlement agreement.

Operating expense in our corporate segment increased $94,000 or 10% primarily due to the severance costs associated with the termination of certain employees in 2014.

Interest income

Interest income decreased by approximately $7,400 in 2014 as compared to 2013, due to lower average cash balances in interest bearing accounts. The cash received from the sale of Basset AB was held in a non-interest bearing account through September 30, 2014.

Interest expense

Interest expense decreased by approximately $1,700 in 2014 as compared to 2013, due to the timing of the borrowings in 2014 as compared to 2013.

Management fee income

Management fee income remained relatively constant in 2014 as compared to 2013.

Other income (expense)

In 2013, there was a $660,000 gain on settlement with our largest former client within the insurance segment. No such gain was recorded in 2014. The remaining amounts are attributable to foreign exchange gains and losses.

Income tax expense

Income tax expense for the three months ended September 30, 2014 and 2013 was $14,763 and $14,672 respectively. The tax expense in 2014 and 2013 represents minimal state and local taxes. In both periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

Net loss from continuing operations

Net loss increased by $1.5 million for the reasons noted above.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

Net revenues

The following table presents net revenues by segment for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

	2014	2013	% Change
IT Support	2,694,566	2,573,894	5%
Photography	2,569,273	2,490,597	3%
Insurance	2,148,108	4,714,609	(54)%
Total	$7,411,947	$9,779,100	(24)%

Net revenues decreased $2.37 million, or 24%, to $7.41 million in 2014 from $9.78 million in 2013. This is primarily due to the decrease in our insurance segment partially offset by increases in our IT Support and Photography segments.

Net revenues in our IT Support segment increased $0.12 million, or 5%, from $2.58 million in 2013 to $2.7 million in 2014. The increase is primarily due to several new smaller customers brought in during the second half of 2013 and the first half of 2014. The new customers more than offset the loss of one large customer that had decided to bring its operation in-house instead of using an outsourced vendor in 2013.

Net revenues in our Photography segment increased $.08 million, or 3%, from $2.49 million in 2013 to $2.57 million in 2014. The increase is primarily due to the timing of when certain schools received their portraits in 2014 in relation to 2013. Additionally, in 2014, the continued marketing efforts yielded slight changes to the seasonality of the revenue which increased the orders that were taken in 2014.

Net revenues in our Insurance segment decreased $2.6 million, or 54%, from $4.71 million in 2013 to $2.15 million in 2014. This is primarily due to the loss of our largest customer who decided to perform the claim administration in house beginning in September 2013. This decrease was partially offset by an increase in a few new smaller customers.

Operating income (loss) from continuing operations

The following table presents operating income (loss) by segment for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

	2014	2013	% Change
IT Support	261,889	140,251	87%
Photography	(16,611)	(158,197)	90%
Insurance	132,409	(260,090)	151%
Non-allocated corporate expenses	(2,682,377)	(2,269,569)	(18)%
Total	$(2,304,690)	$(2,547,605)	(10)%

Operating losses decreased $243,000, or 10%, to $2.30 million in 2014 from $2.55 million in 2013. This is due to the additional revenues in the IT Support and Photography segments and the increased cost efficiencies in all segments.

Operating income in our IT Support segment increased approximately $122,000, or 87%, from approximately $140,000 in 2013 to $262,000 in 2014. We were able to reduce personnel costs while increasing revenue. We were able to serve the increased number of customers with our existing personnel, thus increasing operating income.

Operating loss in our Photography segment decreased $141,000 or 90%, from $158,000 in 2013 to $17,000 in 2014. The decrease is due to the slight increase in revenue previously discussed as well as the ongoing cost cutting measures throughout the business including the continuing reduction in number of photography days used at schools.

Operating income (loss) in our Insurance segment increased by $392,000, or 151%, from $(260,000) in 2013 to $132,000 in 2014. This is primarily due to the impairment charge due to the loss of our largest customer who decided to perform the claim administration in house. This charge was partially offset by the recognition of previously deferred revenue totaling approximately $700,000 when our future obligations to this customer were released. In 2014, we have been able to add new smaller customers as well as an overall reduction in operating expenses due to a majority of our employees moving to AmTrust in connection with the settlement agreement which has increased profitability.

Operating expense in our corporate segment increased by $413,000 from $2.27 million for the nine months ended September 30, 2013 to $2.68 million for the nine months ended September 30, 2014. This is primarily due to the severance costs associated with the termination of several employees as well as the ongoing costs of being a public registrant.

Interest income

Interest income decreased by approximately $15,000 in 2014 as compared to 2013, due to lower average cash balances in interest bearing accounts. The cash received from the sale of Basset AB was held in a non-interest bearing account through September 30, 2014.

Interest expense

Interest expense decreased by approximately $7,400 in 2014 as compared to 2013, due to the timing of the borrowings in 2014 as compared to 2013.

Management fee income

Management fee income remained relatively constant in 2014 as compared to 2013.

Other income (expense)

In 2013, there was a gain of approximately $194,000 on the sale of a minority investment and a $660,000 settlement gain with our largest former customer in the insurance segment. No such gains were recorded in 2014. The remaining amounts are attributable to foreign exchange gains and losses.

Income tax expense

Income tax expense for the nine months ended September 30, 2014 and 2013 was $33,091 and $28,932, respectively. The tax expense in 2014 and 2013 represents minimal state and local taxes. In both periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

Net loss from continuing operations

Net loss increased by $.6 million for the reasons noted above.

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

Liquidity and Capital Resources

Historically, we have financed our operations primarily through cash flow from operations and borrowings on our lines of credit. Additionally, the sale of Basset has provided cash of approximately $6.9 million to date. We believe we have sufficient working capital and liquidity to support our operations for at least the next twelve months.

Cash and cash equivalents

At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $8.7 million and $3.7 million, respectively. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.

Operating activities

Cash flows from operating activities consist primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, impairment of intangibles and other non-cash charges, net. Our cash flows from operations are largely dependent on revenues from our clients, which are in turn dependent on general economic conditions and consumer confidence.

We used cash in operations from continuing operations of approximately $1,083,000 and $499,000 during the nine months ended September 30, 2014 and 2013, respectively. The significant drivers contributing to the increased use of cash were the increased losses in our combined operations as well as changes in our prepaid expense and other current assets related to the receivables from AmTrust and from the sale of our subsidiary. These factors were significantly offset by changes in our deferred revenue related to the settlement with AmTrust.

We used cash in operations from discontinued operations of approximately $393,000 during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we provided cash of approximately $136,000. The significant drivers contributing to the increased use of cash in 2014 were increases in the collection times of the accounts receivable and higher amounts of prepaid operating expenses. The significant drivers contributing to the providing of cash in 2013 were the increased collection efforts on amounts due from affiliates significantly offset by increases in severance and administrative costs accrued.

Investing activities

Cash used in investing activities from continuing operations has been mainly for the purchase of property and equipment and activity with our cost method investments. During the nine months ended September 30, 2014, investing activities used cash due to additional fixed asset purchases of approximately $44,000 which was partially offset by proceeds from the partial sale of a cost method investment of approximately $4,600. For the nine months ended September 30, 2013, cash provided by investing activities from continuing operations was related to the net proceeds from the sales of cost method investments of approximately $536,000 partially offset by purchases of property and equipment of $82,000.

We purchased approximately $349 of property and equipment in our discontinued operations during the nine months ended September 30, 2013. There was no investing activity in the nine months ended September 30, 2014.

Financing activities

For the nine months ended September 30, 2014, cash provided by financing activities from continuing operations has been mainly due to the net borrowings under our lines of credit of approximately $414,000 offset by the distribution of approximately $184,000 to puttable non-controlling interests in our Insurance segment. For the nine months ended September 30, 2013, cash used in financing activities from continuing operations was due to the net borrowings under our lines of credit of approximately $95,000 offset by a distribution of $150,000 to puttable non-controlling interests.

For the nine months ended September 30, 2014, cash used in financing activities from discontinued operations was due to the net repayments under our lines of credit of approximately $75,000. For the nine months ended September 30, 2013, cash provided by financing activities from discontinued operations was due to the net repayments under our lines of credit of approximately $395,000.

Debt

The Company has three separate lines of credit with one financial institution in Sweden. The three lines are considered the Xpeedio line, the Lors line and Modern Holdings line.

Xpeedio line: Xpeedio has a line-of-credit agreement through a financial institution of up to 3,000,000 SEK (approximately $413,400 and $462,900 at September 30, 2014 and December 31, 2013, respectively). The line is unsecured, due on demand and is at an interest rate of STIBOR plus 1.9 basis points (totaling 3% at both September 30, 2014 and December 31, 2013). Unused amounts under the line bear interest at .6% annually. At September 30, 2014 and December 31, 2013, there is no balance outstanding. The line is renewed annually on January 1 and is renewed through December 31, 2014.

Lors line: Lors has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at September 30, 2014 and December 31, 2013 (totaling approximately 3.25% at both September 30, 2014 and December 31, 2013), and amounts can be advanced under the line until April 30, 2015. The Company pays an annual facility fee of $1,500. At September 30, 2014 and December 31, 2013, borrowings outstanding under the Lors line totaled $700,000 and $475,000, respectively.

Modern Holdings line: The Company has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at September 30, 2014 and December 31, 2013 (totaling approximately 3.25% at both September 30, 2014 and December 31, 2013), and amounts can be advanced under the line until April 30, 2015. At September 30, 2014 and December 31, 2013, borrowings outstanding under the Modern Holdings line totaled $980,400 and $780,400, respectively.

Interest expense for debt was $11,589 and $13,354 for the three months ended September 30, 2014 and 2013, respectively. Interest expense for debt was $37,529 and $44,887 for the nine months ended September 30, 2014 and 2013, respectively.

Affiliated Party Debt

Brookstone/GUI: The Company has a note payable to GUI that had an original loan amount of $559,000. The note is due on demand with interest payable on a monthly basis. The interest rate is fixed at 4%. The note is unsecured. At September 30, 2014 and December 31, 2013, borrowings outstanding under the Brookstone/GUI note payable totaled $379,000 each period.

Brookstone: During 2009, the Company entered into various note payable agreements with an affiliate. The notes are due on demand, and accrue interest equal to the applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.84% and 3% at September 30, 2014 and December 31, 2013, respectively. These notes are unsecured. At September 30, 2014 and December 31, 2013, the outstanding balance under these notes totaled $468,865 each period.

Brookstone/Primetime 24 JV: In 2012, the Company borrowed $210,000 from Primetime 24 JV in an interest only note with interest payable annually. The interest rate is equal to the short-term applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.84% and 3% at September 30, 2014 and December 31, 2013, respectively. The note is due on demand. The note is unsecured. At September 30, 2014 and December 31, 2013, the outstanding amount under this note was $200,000 each period.

Interest expense for the affiliated party debt was $3,984 and $3,906 for the three months ended September 30, 2014 and 2013, respectively. Interest expense for the affiliated party debt was $11,827 and $11,865 for the nine months ended September 30, 2014 and 2013, respectively.

The Company does not have any financial ratio covenants and does not provide collateral for any of its debt agreements noted above.

Maturities of the Company’s long-term debt did not change significantly from December 31, 2013.

The Company has a recent trend of operations generating negative cash flows and increasing working capital deficit due to the decline in our current assets. Despite these negative factors, the Company believes its renewed lines of credit, the additional availability under those lines of credit of approximately $733,000 and the cash on hand of approximately $8.75 million as of September 30, 2014 will be sufficient to support the Company’s operations for the next twelve months.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2014:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-Term debt	$2,734,085	$15,756	0	0	$2,749,841
Interest payments on debt(1)	95,457	800	0	0	96,257
Operating leases	487,007	376,115	0	0	863,122
Employment agreements(2)	1,737,072	0	0	0	1,737,072
	$5,053,621	$392,671	$—	$—	$5,446,292

(1)	Assumes debt balances, interest rates and foreign currency exchange rates remain the same as the period end balances
(2)	Employment agreements are renewed on an annual basis for our key employees.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: accounting for revenue recognition; collectability of accounts receivable; depreciation and amortization periods; tax rates, deferred income taxes and tax reserves; and the recoverability of long-term assets including goodwill and other intangibles and the gain on sale of discontinued operations. The following policies and account descriptions include all those identified by the Company as critical to its business operations and the understanding of its results of operations:

Gain on sale of discontinued operations

Effective July 1, 2014, the Company completed the sale of its wholly-owned subsidiary, Basset, a Swedish based software business for 61,500,000 SEK (equivalent to $9.1 million as of the date of the sale). We realized a $11.6 million gain on the sale, net of transaction costs, with no tax expense associated with the gain because it was not taxable under Swedish tax law.

The 61,500,000 SEK purchase price contained an initial payment of 46,800,000 SEK (equivalent to $6.9 million) as of the closing date. The remaining purchase price of 14,700,000 SEK (equivalent to $2.18 million as of the date of sale) was placed in escrow by the buyer and contains three contingent payments to be made by the buyer over the next twelve months.

The first contingent payment relates to a working capital adjustment which is targeted from a previous pre-sale calculation. The second contingent payment of 7,200,000 SEK (equivalent to $1.07 million as of the date of the sale) is based upon our former affiliated client, Tele2, maintaining a certain piece of business with the buyer for a period of 12 months after the sale date. The third contingent payment of 7,500,000 SEK (equivalent to $1.1 million as of the date of the sale) is based upon the buyer collecting all of the outstanding Basset receivables including any unbilled amounts as of the date of the sale within 180 days after the sale date.

In determining the total proceeds in connection with the gain on sale of Basset, the Company made the following estimates:

-	Estimated the working capital adjustment to be a payment back to the buyer of $41,000. This is based upon the Company’s working capital calculation. Our negotiations with the buyer are on- going and a final payment is expected before the end of the year. We believe that the range of working capital payment back to the buyer would be between $40,000 to $100,000 based upon the Company’s and the buyer’s initial working capital calculations.

-	On November 11, 2014, we received notice from the buyer and Tele2 of Tele2’s intention to cancel the specific business, linked to the contingent payment, with Basset. As such, we have not included the contingent payment of $1.07 million within the total proceeds of the gain on sale of discontinued operations.

-	As of the date of sale, the Company had approximately 41,000,000 SEK (equivalent of $5.95 million as of the date of the sale) of receivables including amounts that were unbilled. In assessing cash collections of the receivables after 90 days from the sale date, the remaining outstanding receivables balance is $640,000. Based upon the current status of the receivable and our historical payment terms, we estimate that we would collect an additional $50,000 of the remaining receivables outstanding. As such, we expect to collect approximately $510,000 of the $1.1 million of the third contingent payment.

The Company’s gain on sale of discontinued operations is calculated as follows:

Total proceeds	$7,371,000

Net equity deficit of Basset	$4,569,000

Transaction costs	$(302,000)

Gain on sale of discontinued operations	$11,638,000

The equity deficit of Basset includes a foreign currency gain of approximately of $3.3 million due to the elimination of the accumulated other comprehensive income associated with Basset. As of September 30, 2014, the Company has recorded a receivable of $0.4 million associated with the additional contingent payments it is expected to receive from the escrow account established on the date of sale. This receivable is included within the Prepaid expenses and other current assets on the accompanying consolidated balance sheet.

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

Photography revenue is recognized upon delivery of the photographs. The Company charges a shipping and handling fee to its customers to ship the photographs. These amounts are recorded as revenue. Revenues associated with the shipping and handling fees were approximately $49,500 and $48,000 for the three months ended September 30, 2014 and 2013, respectively. Revenues associated with the shipping and handling fees were approximately $128,000 and $134,000 for the nine months ended September 30, 2014 and 2013, respectively. The costs of shipping and handling are expensed as incurred and are included in cost of sales and services on the accompanying consolidated statements of operations and comprehensive loss. The Company receives payment before the photographs are shipped. These amounts are recorded as deferred revenue until the product is delivered.

Revenue from the administration of insurance claims is recognized ratably over the estimated period that it takes to administer the type of claim from start to close. The claim length could range for periods up to 13 months. The Company’s billings do not necessarily correlate with the revenues recognized ratably over the life of the claim. At September 30, 2014 and December 31, 2013, the Company has recorded unbilled receivables of $270,933 and $335,390, respectively, which are included in accounts receivable on the consolidated balance sheets. These balances are generally billable within 12 months. Billings rendered in advance of services performed are recorded and classified as deferred revenue on the consolidated balance sheets.

Total revenue does not include sales or value added tax; the Company considers itself a pass-through entity for collecting and remitting sales and value added taxes.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and its historical experience. The Company’s policy to determine past due accounts is based upon the contractual payment terms of the receivables. The Company generally does not record interest on past due accounts. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At December 31, 2013 and September 30, 2014, the Company believes an allowance for doubtful accounts is not necessary.

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

There were no impairments noted during the three and nine months ended September 30, 2014. In September 2013, the Company recorded an impairment charge of $1.4 million related to intangible assets of SCM: customer relationships, tradename as well as goodwill.

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

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity. This update became effective from January 1, 2014. This pronouncement was incorporated into the Company’s gain calculation related to the sale of Basset in the third quarter of 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, disclose that fact. Such evaluation is to be done for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014-15 will become effective from January 1, 2017 and the Company is currently evaluating the impact of adopting this guidance.

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

Foreign currency exchange risk

Our primary operations are located in Sweden. Revenues from Sweden account for approximately 30% of our consolidated revenues. Our Swedish subsidiaries record transactions in their local currency, the Swedish Krona. As we invoice those transactions predominantly in Swedish Krona, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. If overall foreign currency exchange rates in comparison to the U.S. dollar uniformly change by 10%, the amount of cash and cash equivalents we would report in U.S. dollars as of September 30, 2014 and December 31, 2013 would change by approximately $687,000 and $229,000 respectively.

Interest rate risk

Historically, our exposure to market risk for changes in interest rates relates to our debt obligations under our various lines of credit outstanding. Our lines of credit primarily bear interest rates that are variable and are linked to the lending institutions base rate or the Stockholm Interbank Offered Rate. As of September 30, 2014 and December 31, 2013, we had approximately $2,750,000 and $2,336,000 of debt respectively. A 1% increase in these floating rates would increase annual interest expense by approximately $23,500.

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

We are a small company with limited resources. For the nine months ended September 30, 2014, we had total revenues of $7,411,947 and loss from operations from continuing operations of $2,304,690. For the nine months ended September 30, 2013, we had total revenues of $9,779,100 and loss from operations from continuing operations of $2,547,605. Most of our competitors have greater resources than we do. Our competitors may be able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their services more quickly than we can.

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
36

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

For the nine months ended September 30, 2014, net revenues in our Insurance segment decreased $2.6 million, or 54.4%, from $4.7 million in 2013 to $2.1 million in 2014. This is primarily due to the loss of our largest customer who decided to perform the claim administration in house.

Operating losses in 2013 and 2014 reflect the decline in revenue.

These trends of declining revenue and continued losses could have a material adverse effect on our business and the value of our common stock.

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
38

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
40

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, depreciation and amortization periods, recoverability for long-term assets including goodwill and intangibles, accounting for income taxes including reserves and valuation allowances as well as average duration of insurance claims and the gain on sale of discontinued operations.

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

MODERN HOLDINGS INCORPORATED

	By:	/s/ Henry L. Guy
Dated: November 14, 2014		Henry L. Guy
President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jay Murray
Dated: November 14, 2014		Jay Murray
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

