Form 10-K
period 2014-12-31
MODERN HOLDINGS Inc
filed 2015-03-31
CIK 941436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-193822

MODERN HOLDINGS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3799783 (I.R.S. Employer Identification No.)

89 Summit Avenue, Summit, New Jersey (Address or principal executive offices)	07901 (Zip Code)

(908) 378-2867

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. There were approximately 163,079 shares of common stock held by non-affiliates as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 31, 2015, there were 14,410,333 shares of the registrant’s common stock outstanding.

MODERN HOLDINGS INCORPORATED

FORM 10-K

December 31, 2014

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of our financial condition and that of our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”) and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties. Moreover, these representations, warranties and covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

PART I

Item 1.	Business

Organization

We were incorporated under the laws of the State of Delaware in September 1994 under the name Innova International Corporation. We changed our name to XSource Corporation in April 1999 and changed our name to Modern Holdings Incorporated in January 2003.

On December 31, 1993, Millicom Incorporated (“Millicom”) was merged (the “Merger”) with and into MIC-USA, Inc. (“MIC-USA”). In the Merger, stockholders of Millicom were issued warrants (the “warrants”) on the basis of one warrant for every four shares of Millicom common stock pursuant to a Warrant Agreement dated as of December 16, 1993 (the “Warrant Agreement”) among Millicom, American Satellite Network, Inc. and American Stock Transfer & Trust Company, as warrant agent. Each warrant entitled the warrantholder to purchase from MIC-USA one share of common stock of American Satellite Network, Inc., which subsequently changed its name to Great Universal Incorporated (“GU-INC.”), at an exercise price of $1.30 per warrant, subject to adjustment.

In June 1999, GU-INC. effected a reorganization of GU-INC. and its subsidiaries (the “Reorganization”), in which GU-INC. became a wholly-owned subsidiary of Great Universal LLC (“Great Universal”). Formerly a subsidiary of GU-INC., we became a majority-owned subsidiary of Great Universal in the Reorganization. Great Universal’s sole member on the date of the Reorganization was MIC-USA.

In connection with the Reorganization, MIC-USA and Great Universal entered into an Assignment and Assumption Agreement pursuant to which Great Universal assumed from MIC-USA all of MIC-USA’s rights and obligations under the warrants and the Warrant Agreement (the “Warrant Assignment”). Pursuant to the terms of the Warrant Assignment, each warrant entitled the warrant holder to purchase from Great Universal one share of GU-INC. common stock and 2.058581 shares of our common stock at an exercise price of $1.30 per warrant, subject to adjustment. As of January 1, 2013, Great Universal contributed all of the issued and outstanding capital stock of GU-INC. to us. Therefore, the warrants were exercisable at $1.30 for 2.058581 shares of our common stock, which equals approximately $0.632 per share.

On February 7, 2014, we filed a registration statement on Form S-1 (No. 333-193822) with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 7,977,254 shares of our common stock upon the exercise of all of the warrants. Each warrant entitled the holder to receive upon exercise 2.058581 shares of our common stock. The warrants expired on November 13, 2014, six months after our registration statement was declared effective by the SEC on May 14, 2014. As of November 13, 2014, 15,575 warrants had been exercised resulting in the transfer of 32,061 shares of our common stock by our shareholder, Great Universal LLC.

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups (the “JOBS Act”) enacted in April 2012. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002,

•	reduced disclosure obligations regarding executive compensation in our periodic reports and registration statements, and

•	exemption from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may comply with these provisions for up to five years after the first sale of our common equity securities pursuant to our registration statement. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. As an emerging growth company, we have elected, under section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

We are currently subject to the periodic reporting obligations imposed by Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not subject to the proxy rules, Section 16 short-swing profit provisions, beneficial ownership reporting, the bulk of the tender offer rules and the reporting requirements of Section 13 of the Exchange Act. We intend to suspend our reporting obligations under the Exchange Act as soon as permitted.

Businesses

We are a holding company and we own subsidiaries that engage in a number of diverse business activities such as IT support, school photography and insurance claims administration. Our portfolio companies provide their products and services to a diverse range of clients. Our services currently focus on:

•	information technology (“IT”) support for business to business markets

•	school photography throughout New York and New Jersey

•	third party claims administration to the insurance industry

Our primary operations are in the United States with additional operations in Sweden, and our headquarters are located in Summit, New Jersey.

Our primary operating companies are:

•	Xpeedio Support Solutions AB (“Xpeedio”), based in Stockholm, Sweden, is an IT support company with clients located primarily in Sweden, in the business to business market. For the year ended December 31, 2014, Xpeedio had revenue of $3.6 million.

•	Lors Photography, Inc. (“Lors”), based in Union, New Jersey, is a regional provider of school photography throughout the tri-state area. For the year ended December 31, 2014, Lors had revenue of $5.9 million.

•	Innova Claims Management, LLC (“Innova”), doing business as Specialty Claims Management (“SCM”) and based in Maywood, New Jersey, provides third party claims administration to the insurance industry. For the year ended December 31, 2014, Innova had revenue of $2.9 million.

•

Modern Billing Solutions, Inc. (“Modern Billings”) provided sales personnel for our discontinued operations regarding sales in the United States. Modern Billings had limited activity in 2014 and 2013. It is our intention to dissolve this entity.

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

•

Basset AB (“Basset”), based in Sundbyberg, Sweden, is a provider of interconnect, roaming, fraud detection and billing software for the telecommunications industry. Basset was sold on July 4, 2014 with an effective date of July 1, 2014. Basset’s results of operations and gain on sale of discontinued operations have been reclassified to Net Income (Loss) from Discontinued Operations within the statement of operations for all periods presented.

In addition to our operating companies, we hold minority interests in the following companies:

•	Kodi Klip LLC – a start-up in the construction industry whose product is a patent protected plastic clip used to connect rebar. Kodi Klip has declared bankruptcy, and is currently in the process of restructuring, with court protection and assistance. The Company feels that the carrying amount is fully realizable. As of December 31, 2014, the carrying value of our investment was approximately $44,000.

•	Solidus LP – an investment partnership focused primarily on private, early stage investments in the southeastern United States. As of December 31, 2014, the carrying value of our investment was approximately $263,000.

•	Decimal Inc. (“theonline401k”) – a company which provides a web-based 401k platform primarily to small businesses. As of December 31, 2014, the carrying value of our investment was approximately $13,000.

Segment Information:

IT Support. We own 100% of Xpeedio, an IT support company that provides IT systems and applications support services for businesses located primarily in the Nordic region. Xpeedio offers a full array of services such as helpdesk, system support, quality assurance, operations, consultancy services, training services for users and administrators, and support services for software solutions and databases. Xpeedio also provides Xamine, a web-based errand system that allows users to create and update errands, as well as offers solutions for the operations and support of servers and applications. Xpeedio was founded in 2003 and is headquartered in Stockholm, Sweden. Xpeedio markets its services directly to small and medium-sized businesses through its two sales representatives, one part-time recruiting resource and one part-time marketing employee.

Xpeedio markets seven different IT-related services to its clients:

•	IT Infrastructure Consulting: Provides temporary staff in the form of technical support, server technicians and IT administrators. In addition to providing temporary staff, Xpeedio’s in-house staff can help implement a new IT-platform or migrate a new software release. From time to time, Xpeedio will also buy the equipment necessary for their customers’ infrastructure and pass along the costs plus a small margin to their customers.

•	Process Improvement: In-house business consultants utilize extensive experience and proven process frameworks to analyze a customer’s existing support processes and help them establish a more efficient process. Xpeedio can also work with the client to provide an implementation plan with a timetable that is suitable for the client. When the action plan is set, Xpeedio offers continued support to monitor the implementation process;

•	Service Desk System: Referred to as Xamine, the service desk system facilitates the customer’s support process and ensures it is being followed. Xamine is web-based and scalable so it provides easy customization and high availability;

•	IT-Operations: Consults directly with clients to construct an optimized IT solution. Xpeedio can manage the ongoing IT operation by maintaining an updated firewall, monitoring and maintaining all applications and protecting against viruses;

•	IT-Support: Provides support at all levels in terms of applications, operating systems and networks. Support is available 24 hours per day and existing customers benefit from complete documentation and statistical information in support management, high efficiency and cost control, and flexibility for an expansion or decline in case volumes or service levels;

•	Support-On-Demand: IT-related support on demand for customers that choose not to enter into an outsourcing contract but choose to be serviced on an as-needed basis. Service is offered 24 hours per day and revenue is produced based on the service that is performed; and

•	IT-Monitoring: Monitors the customer’s IT system and distributes operation-critical information to its clients and suppliers. The service is offered on a full- or part-time basis and ranges from monitoring a simple event to handling advanced troubleshooting.

Photography. We own 100% of Lors, a school photography company with customers in New Jersey and in select areas of New York, including Long Island, Westchester and Rockland County. Approximately 90% of Lors’ $5.9 million in annual revenue for 2014 was derived from schools in New Jersey. Lors markets its services directly to school districts, school boards, principals and yearbook advisors through four sales representatives (three in New Jersey and one in Long Island, New York) directed by the company’s sales manager. Lors enters into contracts ranging from one to three years directly with a school or at the school district level which encompasses multiple schools.

Lors has a cloud-based technology platform that enables students to schedule appointment times, photographers to optimize photo shoot productivity, and parents to enter orders, conduct on-line payments and access customer service. Further, Lors’ on-line photo management software, ProofPositive, enables yearbook advisors and students to efficiently collaborate on image management. Lors also utilizes on-line third party photo sharing services, such as SmugMug™, to distribute candid photos.

Insurance. We hold a 70% ownership interest in Innova, which does business as Specialty Claims Management (“SCM”), a third party administrator of insurance claims. SCM provides customized risk and claims management services for insurers, reinsurers and self-insureds in the property and casualty sector. SCM is headquartered in Maywood, New Jersey, and operates three satellite offices - two in California and one in Georgia.

SCM serves a customer base of large corporations and midsized businesses. It currently has approximately 50 active accounts in general liability, automotive and property insurance. SCM offers these customers administrative services including: claim administration, claims management, claim and risk management consulting, litigation management and several auxiliary services.

SCM’s consultancy practice provides a range of services including technical and operational reviews, claim reserve analysis, claim staffing analysis, due diligence review, cost control evaluations and claim handling practice reviews. These services include identification of discovery and motions to be filed, identification of all significant activity proposed by defense counsel and a detailed budget plan for recovery. SCM also offers additional auxiliary services including subrogation investigation and recovery, special fund filing and recovery, program service management support and monthly loss reporting in client specific format.

Recent Developments

None.

Competitive Business Conditions

The industries in which we operate are highly competitive, and our competitors have access to substantially more resources than we possess.

General Government Regulations

Prior to the Company’s becoming subject to the reporting obligations under section 15(d) of the Exchange Act, our management had no experience in managing and operating a public company and intends to rely in many instances on the professional experience and advice of third parties including its attorneys and consultants. Failure to comply or adequately comply with any federal or state securities laws, rules, or regulations may result in fines or regulatory actions, which may materially adversely affect our business, results of operation or financial condition.

Research and Development Costs

We currently do not have research and development costs, but might in the future.

Employees

As of December 31, 2014, we and our subsidiaries had a total of 100 full-time equivalent employees, 5 of whom work at our corporate headquarters in Summit, New Jersey, 59 of whom are employed by our U.S. subsidiaries (37 at Lors and 22 at SCM), and 36 of whom are employed by our Swedish subsidiaries. One of our U.S. employees is in a union and subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Locations

Our principal executive offices are located at 89 Summit Avenue, Summit, New Jersey 07901 and our telephone number is (908) 378-2867. We have operations in the Stockholm, Sweden metropolitan area, our photography segment, Lors, is based out of Union, New Jersey and our insurance segment, SCM, is based out of Maywood, New Jersey and has three satellite offices - two in California and one in Georgia.

Available Information

We file annual, quarterly and current reports with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A.	Risk Factors

We have omitted a discussion of risk factors because, as a smaller reporting company, we are not required to provide such information.

Item 1B.	Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.	Properties

Our headquarters are located in Summit, New Jersey. We have operations in the Stockholm, Sweden metropolitan area, our photography segment, Lors, is based out of Union, New Jersey and our insurance segment, SCM, is based out of Maywood, New Jersey and has three satellite offices - two in California and one in Georgia. We conduct our operations using facilities, office equipment and automobiles leased under non-cancellable operating lease agreements that expire at various dates. Additional information with respect to the amounts at which company premises and equipment are carried and commitments under long-term leases is set forth in Note 9 to our Consolidated Financial Statements attached hereto and incorporated herein by this reference.

Item 3.	Legal Proceedings

As discussed in Note 2 to our Consolidated Financial Statements attached hereto, in July 2013, two former owners of SCM, representing 22.5% of the 30% of the noncontrolling interests, put their member units to the Company. In September 2013, one additional former owner of SCM, representing 6% of the 30% of the noncontrolling interests, put their member units to the Company. Since the parties are in disagreement as to the other parties’ Unit Put FMV calculation, the closing of the transaction has not occurred. As such, the holders of the units have not transferred their interests and the Company has not redeemed the puttable noncontrolling interests and thus has not accounted for the exercise of the put right. Collectively, the three former owners have asserted that the FMV calculation of their interest is approximately $1,650,000. The Company believes the amount recorded as puttable noncontrolling interest on the accompanying consolidated balance sheet is sufficient for any subsequent payments.

To date, the parties had not reached an agreement. As per the terms of the operating agreement, the parties are in the arbitration process.

We are not a party to any other material pending legal proceeding.

Item 4.	Mining Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. We filed a registration statement on Form S-1 (No. 333-193822) with the SEC, on February 7, 2014, to register shares of our common stock to be issued in exchange for the exercise of the warrants. The SEC declared our registration statement effective on May 14, 2014.

Stockholder Information

Under our certificate of incorporation, as amended to date, we are authorized to issue 20,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of March 31, 2015, there were 15,204,320 shares of common stock issued and outstanding, which includes 793,987 shares held in treasury stock and no shares of preferred stock issued and outstanding.

Dividends

We have not paid cash dividends on our common stock since the date of our incorporation and we do not anticipate paying cash dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our board of directors and will be subject to limitations imposed under Delaware law. Furthermore, because we are a holding company, any dividend payments would depend on the cash flow of our subsidiaries. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

We did not receive any proceeds from the exercise of the warrants to acquire shares of our common stock nor did we receive any proceeds from the sale of the shares of common stock underlying the warrants.

Unregistered Sale of Equity Securities

During the quarter ended December 31, 2014, we did not sell any equity securities that were not registered under the Securities Act.

Item 6.	Selected Financial Data

We have omitted presentation of selected financial data because, as a smaller reporting company, we are not required to provide such information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2014. Also see “Forward-Looking Statements” preceding Part I.

Executive Overview

We are a diversified holding company with a portfolio of privately held operating companies and other investments. We were incorporated under the laws of the State of Delaware in September 1994 under the name Innova International Corporation and in April 1999 changed our name to XSource Corporation. We changed our name to Modern Holdings Incorporated in January 2003. Our most recent investments include purchasing a 70% equity stake in SCM and investing in NeighborMD through both equity and convertible note investments. Our minority investment in NeighborMD was subsequently sold in April 2013. Additionally, effective July 1, 2014, we sold Basset to Enghouse Interactive AB. Basset’s results of operations and gain on sale of discontinued operations have been reclassified to Net Income (Loss) from Discontinued Operations within the statement of operations for all periods presented.

Our corporate structure allows for great flexibility in the types of investments we make. We can invest in any industry, in any geographical area, in any part of the capital structure. The geographic focus of the company is to pursue deals in the United States and Scandinavia. Deals can vary from buying a majority or all of a small privately held company to investing in a minority position in an early stage, scalable business. In all cases we look for management teams who are passionate about their business and we must be able to identify why we can add value to a particular business.

Our investments are in several different industries including IT support, school photography, and insurance. Each of these companies provides a service to the major operators in their industries. For example, SCM is a third party administrator within the property and casualty insurance space. Our strategy is to dampen regulatory and cyclical risk by selling to operators within each industry versus being an operator within an industry. We maintain oversight over these portfolio companies by appointing a majority of the members of the board of directors and by providing management expertise when beneficial.

In addition to our majority owned and wholly owned investments, we have several small minority stakes in companies which we feel have promising technologies or business approaches.

In certain of these minority investments, we require a board seat as a term of our investment. In other cases, we invest alongside trusted partners who have extensive industry expertise and are located in the same geographical area as the investment.

Our subsidiary companies and minority investments are primarily located in three geographical areas: 1) the New York/New Jersey metropolitan area, 2) the greater Stockholm, Sweden area and 3) the southeastern United States, primarily Nashville, Tennessee. In each of these three geographies, we have extensive business contacts which are contributing sources to our deal flow. Additionally, we have trusted partners in these markets who we invest alongside and who alert us to deals in their respective areas.

Our Segments

The Company has determined that it has three reportable segments organized around its types of businesses:

•	IT Support – includes the operating segment Xpeedio, which provides IT support for business to business markets.

•	Photography – includes the operating segment Lors, which provides school photography services in New Jersey and New York.

•	Insurance – includes the operating segment SCM, which provides third party claims administration to the insurance industry.

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

Additionally, we use certain GAAP and non-GAAP indicators to assist in managing our businesses. We have determined that in all of our segments, there are certain non-GAAP measurements that are vital to measuring the success of our businesses. These measures are as follows:

•	IT Support. We review new clients each reporting period as an indicator of how well we are growing our business.

•	Photography. We focus heavily on metrics surrounding the number of students photographed as well as metrics surrounding the number and dollar amount of orders received. It is critical for the business to maintain a certain level of students photographed in order to generate orders. Monitoring how many orders are received and at what order value is critical as well. As most of the cost of an order has already been incurred at the time a photograph is taken, all additional revenue that can be received through one order helps to improve our margins.

•	Insurance. We closely monitor adjuster activity as well as loss reporting activity. As revenues are based upon the number of cases opened, it is important to know the metrics on how many of these are being done by each adjuster. Additionally, in order to maintain the relationships that we have with our carriers, it is important to monitor the losses that they have taken and advise them well in advance of any problems arising. As such, internal guidelines for reporting and settlements are very closely monitored by senior management.

Financial Results

Product Sales and Services Revenue

Revenue consists of revenue from the sale of products and services, less returns, discounts and allowances and other offsets to net revenues. In our IT Support segment, revenue is recognized as the services are performed or as resale equipment is delivered and title has passed. In our Photography segment, revenue is recognized upon the delivery of the photographs and in our Insurance segment, revenue is recognized ratably over the estimated period length that it takes to administer the type of claim from start to close. Provisions for discounts, rebates to consumers and returns are recorded as a reduction of net revenues in the same period as the related revenue is recognized. Amounts billed to customers for delivery costs are classified as a component of net sales revenues and any other related delivery costs are classified as a component of cost of revenues. Sales and value added tax collected from consumers and remitted to governmental authorities are accounted for on a net basis and are excluded from net revenues on our consolidated results of operations.

Services Revenue to Related Parties

In our IT Support segment, revenue is recognized as the services are performed. During the year ended December 31, 2013, there was approximately $119,000 in service revenue to affiliates included in the service revenue on the accompanying statement of operations. There was no service revenue to affiliates during the year ended December 31, 2014. Provisions for discounts are recorded as a reduction of net revenues in the same period as the related revenue is recognized. Value added tax collected from consumers and remitted to governmental authorities is accounted for on a net basis and is excluded from net revenues on our consolidated results of operations.

Operating expenses

Operating expenses consist of cost of sales and services, selling, general and administrative expenses, impairment charges, and depreciation and amortization.

•	Cost of sales and services. Cost of sales includes the related labor and travel expenses that are incurred to deliver the services that have been provided. Cost of sales also includes the costs of producing the photographs and the costs of resale equipment.

•	Selling, general and administrative. Selling, general and administrative expenses consist of salaries, benefits, commissions, incentive programs, travel and entertainment, meetings and seminars and other selling costs and expenses, in each case related to our business. General and administrative expenses consist of costs associated with running our company such as occupancy and employment expenses; employee-related costs associated with our executive, finance, information technology and human resource functions; costs associated with our corporate headquarters and legal, tax and accounting fees.

•	Depreciation and amortization. Depreciation and amortization expenses consist of the depreciation of physical assets purchased in the ordinary course of business to best service and maintain all customers. Amortization expense consists of the amortization of certain definite-lived intangible assets.

•	Intangible assets impairment. Intangible assets impairment consists of impairment charges to customer relationships, tradename and goodwill at SCM during 2013.

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

Discontinued operations

We have reclassified the results of operations from Basset for all periods presented and recorded the gain on sale of discontinued operations during the year ended December 31, 2014 as discontinued operations.

Results of Operations

The following table sets forth consolidated operating results and other operating data for the periods indicated.

REVENUES:	Year Ended December 31, 2014	Year Ended December 31, 2013
Product sales	$5,980,324	$5,856,699
Service revenue	6,391,567	8,778,944
Total Revenues	12,371,891	14,635,643
COSTS AND EXPENSES:
Cost of product sales	3,078,071	2,748,302
Cost of service revenue	3,930,379	4,909,585
Selling, general and administrative	6,607,040	7,581,897
Impairment of intangible assets	—	1,422,434
Depreciation and amortization	215,075	322,772
Total Costs and Expenses	13,830,565	16,984,990
LOSS FROM CONTINUING OPERATIONS	(1,458,674)	(2,349,347)
OTHER INCOME (EXPENSE):
Interest income	27,184	25,765
Interest expense	(62,292)	(74,041)
Management fee income	167,656	155,719
Other income	7,966	855,969
Total Other Income	140,514	963,412
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,318,160)	(1,385,935)
PROVISION FOR INCOME TAXES	20,768	101,588
NET LOSS FROM CONTINUING OPERATIONS	(1,338,928)	(1,487,523)
ADD: NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	11,396	12,224
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(1,327,532)	(1,475,299)
Net income (loss) from discontinued operations	12,254,043	(1,871,103)
NET INCOME (LOSS) ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	$10,926,511	$(3,346,402)

Year ended December 31, 2014 as compared to the year ended December 31, 2013

Net revenues

The following table presents net revenues by segment for the year ended December 31, 2014 compared with the year ended December 31, 2013.

	2014	2013	% Change
IT Support	$3,609,991	$3,463,281	4%
Photography	5,880,980	5,856,699	0%
Insurance	2,880,920	5,315,663	(46)%
Total	$12,371,891	$14,635,643	(15)%

Net revenues decreased $2.3 million, or (15)%, to $12.4 million in 2014 from $14.6 million in 2013. This is due to decreases in the insurance segment that was partially offset by increases in our IT segment.

Net revenues in our IT Support segment increased $147,000, or 4%, from $3.46 million in 2013 to $3.6 million in 2014. The increase is primarily due to several new smaller customers brought in during the second half of 2013 and the first half of 2014. The new customers more than offset the loss of one large customer that had decided to bring its operation in-house instead of using an outsourced vendor in 2013.

Net revenues in our Photography segment remained relatively constant from 2013 to 2014. We were able to achieve a slight increase of 2% in the number of students photographed, but had a slight decrease in the number of orders received. This decrease was counterbalanced by a slight increase of 3% in the average order value per order received.

Net revenues in our Insurance segment decreased $2.4 million, or (46)%, from $5.3 million in 2013 to $2.9 million in 2014. This is due to the loss of our largest customer who decided to perform the claim administration in house beginning in September 2013. This decrease was partially offset by an increase in a few new smaller customers.

Operating income (loss) from continuing operations

The following table presents operating income (loss) by segment for the year ended December 31, 2014 compared with the year ended December 31, 2013.

	2014	2013	% Change
IT Support	$259,252	$180,470	44%
Photography	1,125,216	1,061,473	6%
Insurance	161,866	(392,780)	141%
Non-allocated corporate expenses	(3,005,008)	(3,198,510)	6%
Total	$(1,458,674)	$(2,349,347)	38%

Operating income (loss) decreased $891,000, or 38%, from $2.3 million to $1.5 million in 2014. In the second quarter of 2013, we received notice of the loss of our largest customer in our insurance segment. In connection with this, we recorded an impairment charge of $1.4 million. Additionally in the third quarter of 2013, in connection with Innova’s entering into a Termination, Assignment and Assumption Agreement (the “Settlement Agreement”), we were relieved of any future obligations from our contract with our largest customer in the Insurance segment, Amtrust. In connection with the settlement agreement, we recognized approximately $700,000 of revenue associated with this customer that was previously deferred. There was no such recognition in 2014. This was partially offset by improvements in our IT Support and Photography segments.

Operating income in our IT Support segment increased approximately $78,000, or 44%, from approximately $180,000 in 2013 to $259,000 in 2014. We were able to reduce headcount by two full time employees while slightly increasing revenue. We were able to serve the increased number of customers with our existing personnel, thus increasing operating income.

Operating income in our Photography segment increased $64,000 or 6%, from $1.06 million in 2013 to $1.13 million in 2014. The increase is due to the slight increase in revenue as well as the ongoing cost cutting measures throughout the business including the continuing reduction in number of photography days used at schools.

Operating income in our Insurance segment increased by $555,000, or 141%, from $(393,000) in 2013 to $162,000 in 2014. In 2013, we recorded an impairment charge of $1.4 million in connection with AmTrust. There was no such impairment in 2014. Additionally, we were relieved of any future obligations from our contract with our largest customer in the Insurance segment. In connection with this release, we recognized approximately $700,000 of revenue associated with this customer that was previously deferred. There was no such recognition in 2014.

Operating expense in our corporate segment decreased $194,000 or 6% primarily due to lower professional fees incurred in 2014 associated with the public registration as compared to 2013.

Interest income

Interest income remained relatively constant in 2014 as compared to 2013.

Interest expense

Interest expense decreased by approximately $12,000 in 2014 as compared to 2013, due to the timing of the borrowings in 2014 as compared to 2013 and due to lower average borrowings in 2014.

Management fee income

Management fee income increased by $12,000 in 2014 as compared to 2013 due to an increase in amounts charged for providing back-office services to related parties.

Other income (expense)

In 2013, there was a $660,000 gain on settlement with our largest former client within the insurance segment. No such gain was recorded in 2014. Additionally, we recognized $194,000 of gain on sale of investment in 2013. The remaining amounts are attributable to foreign exchange gains and losses.

Income tax expense

Income tax expense for the years ended December 31, 2014 and 2013 was $20,768 and $101,588, respectively. The tax expense in 2014 and 2013 represents minimal state and local taxes. In both periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

Net loss from continuing operations

Net loss decreased by $148,000 for the reasons noted above.

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

Liquidity and Capital Resources

Historically, we have financed our operations primarily through cash flow from operations and borrowings on our lines of credit. Currently, there is availability on the lines of credit in the United States and Sweden totaling $820,000 and $384,000, respectively. Additionally, the sale of Basset has provided cash of approximately $6.7 million to date. We believe we have sufficient working capital and liquidity to support our operations for at least the next twelve months. It is our intention to reinvest indefinitely the money that was received from the sale of Basset.

Cash and cash equivalents

At December 31, 2014 and 2013, we had cash and cash equivalents of approximately $7.5 million and $3.7 million, respectively. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.

Operating activities

Cash flows from operating activities consist primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, impairment of intangibles and other non-cash charges, net. Our cash flows from operations are largely dependent on revenues from our clients, which are in turn dependent on general economic conditions and consumer confidence.

We used cash in operations from continuing operations of approximately $1,151,000 and $280,000 during the year ended December 31, 2014 and 2013, respectively. The significant drivers contributing to the increased use of cash were changes in our deferred revenue and accounts receivable associated with the settlement of the AmTrust contract in our insurance segment and higher operating costs due to the costs associated with the filing of the registration statement in May 2014. These factors were partially offset by changes in our accounts receivable related to the settlement with AmTrust.

We used cash in operations from discontinued operations of approximately $337,000 and $461,000 during the year ended December 31, 2014 and 2013, respectively. The significant drivers contributing to the decreased use of cash were increases in the collection times of the accounts receivable and higher amounts of prepaid operating expenses.

Investing activities

Cash provided by investing activities from continuing operations was related to the final $300,000 received for the AmTrust Settlement, as well as by proceeds from the partial sale of a cost method investment of approximately $9,200 and proceeds for the sale of equipment of approximately $25,000. In addition, we purchased property and equipment of approximately $78,000 in 2014. For the year ended December 31, 2013, cash provided by investing activities from continuing operations was related to the net proceeds from the sales of cost method investments of approximately $617,000 and $400,000 of cash received from the Settlement Agreement, partially offset by purchases of property and equipment of $85,000 and additional cost method investments of $81,000.

We received approximately $6,730,000 of cash from the sale of discontinued operations during the year ended December 31, 2014. We purchased approximately $4,700 of property and equipment in our discontinued operations during the year ended December 31, 2013.

Financing activities

For the year ended December 31, 2014, cash used by financing activities from continuing operations has been mainly due to the net repayments under our lines of credit of approximately $107,000 and the distribution of approximately $184.000 to puttable non-controlling interests in our Insurance segment. For the year ended December 31, 2013, cash used in financing activities from continuing operations was due to the net repayments under our lines of credit of approximately $281,000 and by a distribution of $150,000 to puttable non-controlling interests.

For the year ended December 31, 2014, cash used in financing activities from discontinued operations was due to the net repayments under our lines of credit of approximately $75,000. For the year ended December 31, 2013, cash provided by financing activities from discontinued operations was due to the net borrowings under our lines of credit of approximately $397,000.

Debt

We have three separate lines of credit with one financial institution in Sweden. The three lines are considered the Xpeedio line, the Lors line and the Modern Holdings line.

Xpeedio line: Xpeedio has a line-of-credit agreement through a financial institution of up to 3,000,000 SEK (approximately $384,300 and $462,900 at December 31, 2014 and 2013, respectively). The line is unsecured, due on demand and is at an interest rate of STIBOR plus 1.9 basis points (totaling 2% and 3% at December 31, 2014 and 2013, respectively). Unused amounts under the line bear interest at 0.6% annually. At December 31, 2014 and 2013, there is no balance outstanding. The line is renewed annually on January 1 and is renewed through December 31, 2015.

Lors line: Lors has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at December 31, 2014 and 2013 (totaling approximately 3.25% at both December 31, 2014 and 2013), and amounts can be advanced under the line until April 30, 2016. We pay an annual facility fee of $1,500. At December 31, 2014 and 2013, borrowings outstanding under the Lors line totaled $500,000 and $475,000, respectively.

Modern Holdings line: We have a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at December 31, 2014 and 2013 (totaling approximately 3.25% at both December 31, 2014 and 2013), and amounts can be advanced under the line until April 30, 2016. At December 31, 2014 and 2013, borrowings outstanding under the Modern Holdings line totaled $680,400 and $780,400, respectively.

Interest expense for debt was $46,659 and $58,126 for the year ended December 31, 2014 and 2013, respectively.

Affiliated Party Debt

Brookstone/GUI: We have a note payable to GUI that had an original loan amount of $559,000. The note is due on demand with interest payable on a monthly basis. The interest rate is fixed at 4%. The note is unsecured. At December 31, 2014 and 2013, borrowings outstanding under the Brookstone/GUI note payable totaled $369,000 and $379,000, respectively.

Brookstone: During 2009, we entered into various note payable agreements with an affiliate. The notes are due on demand, and accrue interest equal to the applicable federal short-term, semiannual interest rate in effect at the end of each month, 3% at December 31, 2014 and 2013. These notes are unsecured. At December 31, 2014 and 2013, the outstanding balance under these notes totaled $468,865, in each year.

Brookstone/Primetime 24 JV: In 2012, we borrowed $210,000 from Primetime 24 JV in an interest only note with interest payable annually. The interest rate is equal to the short-term applicable federal short-term, semiannual interest rate in effect at the end of each month, 3% at December 31, 2014 and 2013. The note is due on demand. The note is unsecured. At December 31, 2014 and 2013, the outstanding amount under this note was $190,000 and $200,000, respectively.

Interest expense for the affiliated party debt was $15,633 and $15,915 for the year ended December 31, 2014 and 2013, respectively.

We do not have any financial ratio covenants and do not provide collateral for any of our debt agreements noted above.

Maturities of the Company's debt for each of the next five years and thereafter at December 31, 2014 are as follows:

2015	$2,213,265
2016	5,124
2017	5,124
2018	5,124
2019 and thereafter	—
$2,228,637

We have a recent trend of operations generating negative cash flows and increasing working capital deficit due to the decline in our current assets. Despite these negative factors, we believe the additional availability under our lines of credit of approximately $1.2 million and the cash on hand of approximately $7.5 million as of December 31, 2014 will be sufficient to support our operations for the next twelve months. It is our intention to reinvest indefinitely the money that was received from the sale of Basset.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements involves the use of estimates and assumptions by management, which affects the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, current business factors, future expectations and various other assumptions believed to be reasonable under the circumstances, all of which are necessary in order to form a basis for determining the carrying values of assets and liabilities. Actual results may differ from those estimates and assumptions. On an on-going basis, we evaluate the adequacy of our reserves and the estimates used in calculations, including, but not limited to: accounting for revenue recognition; collectability of accounts receivable; depreciation and amortization periods; tax rates, deferred income taxes and tax reserves; and the recoverability of long-term assets including goodwill and other. The following policies and account descriptions include all those identified by us as critical to our business operations and the understanding of our results of operations:

Gain on sale of discontinued operations

Effective July 1, 2014, we completed the sale of our wholly-owned subsidiary, Basset, a Swedish based software business for 61,500,000 SEK (equivalent to $9.1 million as of the date of the sale). We realized a $11.9 million gain on the sale, net of transaction costs, with no tax expense associated with the gain because it was not taxable under Swedish tax law.

The 61,500,000 SEK purchase price contained an initial payment of 46,800,000 SEK (equivalent to $6.9 million) as of the closing date. The remaining purchase price of 14,700,000 SEK (equivalent to $2.18 million as of the date of sale) was placed in escrow by the buyer and contained three contingent payments to be made by the buyer over the succeeding twelve months.

The first contingent payment related to a working capital adjustment which is targeted from a previous pre-sale calculation. The second contingent payment of 7,200,000 SEK (equivalent to $1.07 million as of the date of the sale) was based upon our former affiliated client, Tele2 AB, maintaining a certain piece of business with the buyer for a period of 12 months after the sale date. The third contingent payment of 7,500,000 SEK (equivalent to $1.1 million as of the date of the sale) was based upon the buyer collecting all of the outstanding Basset receivables including any unbilled amounts as of the date of the sale within 180 days after the sale date.

In determining the total proceeds in connection with the gain on sale of Basset, the Company made the following adjustments:

-	The working capital adjustment that was paid back to the buyer of $33,000. This was based upon the Company’s working capital calculation.

-	On November 11, 2014, we received notice from the buyer and Tele2 of Tele2’s intention to cancel the specific business, linked to the contingent payment, with Basset. As such, we have not included the contingent payment of $1.07 million within the total proceeds of the gain on sale of discontinued operations.

-	As of the date of sale, the Company had approximately 41,000,000 SEK (equivalent of $5.95 million as of the date of the sale) of receivables including amounts that were unbilled. In assessing cash collections of the receivables after 180 days from the sale date, the remaining outstanding receivables balance was $177,000. As such, we expect to collect approximately $779,000 of the $1.1 million (as of the date of sale) of the third contingent payment.

 Our gain on sale of discontinued operations is calculated as follows:

Total proceeds	$7,666,226

Net equity deficit of Basset	4,540,139

Transaction costs	(301,658)

Gain on sale of discontinued operations	$11,904,707

The equity deficit of Basset includes a foreign currency gain of approximately of $3.3 million due to the elimination of the accumulated other comprehensive income associated with Basset. As of December 31, 2014, we had recorded a receivable of $779,000 associated with the additional contingent payments we expected to receive from the escrow account established on the date of sale. This receivable is expected to be received in the third quarter of 2015.

Revenue recognition

Our revenues are primarily derived from consulting services, photograph sales and the administration of insurance claims. Revenues are recognized under contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed or products have been delivered and collection of the amounts billed is reasonably assured.

Revenues from consulting services related to training and general consulting are recognized under a time-and-material basis as the services are performed.

Photography revenue is recognized upon delivery of the photographs. We charge a shipping and handling fee to our customers to ship the photographs. These amounts are recorded as revenue. Revenues associated with the shipping and handling fees were approximately $219,000 and $224,000 for the year ended December 31, 2014 and 2013, respectively. The costs of shipping and handling are expensed as incurred and are included in cost of sales and services on the accompanying consolidated statements of operations and comprehensive loss. We receive payment before the photographs are shipped. These amounts are recorded as deferred revenue until the product is delivered.

Revenue from the administration of insurance claims is recognized ratably over the estimated period that it takes to administer the type of claim from start to close. The claim length could range for periods up to 13 months. Generally, the Company bills a flat fee per claim. Our billings do not necessarily correlate with the revenues recognized ratably over the life of the claim. At December 31, 2014 and 2013, we had recorded unbilled receivables of $300,957 and $335,390, respectively, which are included in accounts receivable on the consolidated balance sheets. These balances are generally billable within 12 months. Billings rendered in advance of services performed are recorded and classified as deferred revenue on the consolidated balance sheets.

Total revenue does not include sales or value added tax; we consider ourself a pass-through entity for collecting and remitting sales and value added taxes.

Accounts receivable

Accounts receivable are generally unsecured and are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. We evaluate the collectability of our accounts receivable based on a combination of factors. Where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and our historical experience. Our policy to determine past due accounts is based upon the contractual payment terms of the receivables. We generally do not record interest on past due accounts. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At December 31, 2013 and 2014, the Company believes an allowance for doubtful accounts is not necessary.

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

There were no impairments noted during the year ended December 31, 2014. In June 2013, we recorded an impairment charge of $1.4 million related to intangible assets of SCM: customer relationships, tradename as well as goodwill.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to enter into the determination of taxable income.

We believe that our taxable earnings, during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized, should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of the tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely we establish a valuation allowance.

In assessing the need for a valuation allowance, we estimate future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carryforwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, we may need to adjust the valuation allowance.

We recognize a liability for uncertain tax positions that we have taken or expect to file in an income tax return. An uncertain tax position is recognized only if it is “more likely than not” that the position is sustainable based on its technical merit. A recognized tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

We assess foreign investment levels periodically to determine if all or a portion of our investments in foreign subsidiaries are indefinitely invested. If foreign investments are not expected to be indefinitely invested, we provide income taxes on the portion that is not indefinitely invested.

Accounting standards applicable to emerging growth companies

We are an emerging growth company as defined under the JOBS Act. Emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates.

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update became effective on January 1, 2014. This pronouncement was incorporated into our gain calculation related to the sale of Basset in the third quarter of 2014.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have any impact on our audited consolidated financial statements.

In May, 2014, the FASB issued ASU 2014 - 09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.

-Step 2: Identify the performance obligations in the contract.

-Step 3: Determine the transaction price.

-Step 4: Allocate the transaction price to the performance obligations in the contract.

-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 also significantly expands disclosure requirements concerning revenues for most entities. ASU 2014-09 will be effective for us for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact that ASU 2014-09 will have on us.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, disclose that fact. Such evaluation is to be done for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014-15 will become effective from January 1, 2017 and we are currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). ASU 2014-08 is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or are expected to have a major effect on an entity’s operations and financial results. Such a shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of the entity. ASU 2014-08 also permits companies to have continuing cash flows and significant continuing involvement with the disposed component. ASU 2014-08 requires expanded disclosures for discontinued operations and new disclosures for individually material disposals that do not meet the definition of a discontinued operation. The Company has early adopted ASU 2014-08 during 2014, which was applied to the sale of Basset.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is hereby included in our Consolidated Financial Statements beginning on page 27 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies, or an attestation report of our registered public accounting firm due to our status as an emerging growth company.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our executive officers, key employees and directors:

Name	Age	Position
David Marcus	49	Chairman of the Board of Directors of the Company
Leonard Gubar	78	Director of the Company
Henry L. Guy	46	President, Chief Executive Officer of the Company and Director
Jay Murray	46	Chief Financial Officer of the Company
Tobias Osterdahl	37	Chief Executive Officer of Xpeedio

Non-Employee Directors

David Marcus – Mr. Marcus has served as Chairman of our board of directors since 2003 and is a member of the audit committee. He is co-founder, CEO and CIO of Evermore Global Advisors, as well as portfolio manager of the Evermore Global Value Fund. Mr. Marcus has more than 20 years of experience in the investment management business. He began his career at Mutual Series Fund, mentored by renowned value investor Michael Price, and rose to manage the Mutual European Fund and co-manage the Mutual Shares and Mutual Discovery Funds. He also served as director of European Investments for Franklin Mutual Advisers, LLC. After leaving Franklin Mutual, Mr. Marcus founded Marcstone Capital Management, LP, a long-short Europe-focused equity manager, largely funded by Swedish financier Jan Stenbeck. When Mr. Stenbeck passed away in 2002, Mr. Marcus closed Marcstone and then co-founded a family office for the Stenbeck family; as an advisor to the family, he advised on the restructuring of a number of the public and private companies the family controlled. He later founded and served as managing partner of MarCap Investors LP, the investment manager of a European small cap special situations fund, which he managed from 2004 to 2009. Mr. Marcus has extensive knowledge and experience in finance, investments and restructuring of businesses and we believe he is qualified to serve on our board.

Leonard Gubar – Mr. Gubar has served as a director since 2007 and is a member of the audit committee. He has practiced law in New York since 1962 and has been of counsel to the international law firm DLA Piper US LLP (“DLA”) since January 1, 2007. Prior to that time, he was a partner at DLA focusing his practice on corporate law, mergers and acquisitions, securities transactions and representation of public and private companies. Presently, he also serves as a trustee for a number of trusts for the benefit of the children of Jan Stenbeck. Over the years, he has been a director of various public and private companies; presently limiting his work as a director for our company and two other small private concerns, as well as four non-profit entities. Mr. Gubar is a graduate of Cornell University and Cornell Law School. Mr. Gubar has extensive knowledge and experience in private equity, restructurings and public markets, and we believe he is qualified to serve on our board.

Andreas M. Stenbeck – Mr. Stenbeck served as a director from 2009 until his death on March 16, 2015.

Executive Officers

Henry L. Guy – President, Chief Executive Officer and Director

Mr. Guy has been our President and Chief Executive Officer since August 2002 and a Director since March 2015. Prior to joining our company, Mr. Guy was Chief Financial Officer at Ephibian, Inc. Mr. Guy began his professional career as an officer in the United States Navy where he served in a variety of operational roles. He serves on several boards of directors including those of Synalloy Corporation (SYNL), Xpeedio, Lors and SCM. Mr. Guy also serves on the Board of Visitors of Vanderbilt University’s Owen Graduate School of Management. Mr. Guy holds a Bachelor of Science degree in Economics from the United States Naval Academy and a Masters of Business Administration from Vanderbilt University.

Jay Murray – Chief Financial Officer and interim CEO of Lors

Mr. Murray has over 20 years of accounting and finance experience. He joined our company in 2006 after spending five years as the Controller of Laundry Zone, Incorporated, a start-up company that he helped grow to over five times its original size. Prior to that, he was the Assistant Vice President of a national retail company with over 300 locations. Mr. Murray began his career with one of the nation’s largest regional accounting firms. He is a Certified Public Accountant and a member of the AICPA and NJSCPA. Mr. Murray holds a Bachelor of Science in Accounting from Rutgers University. He also serves on several boards of directors.

Tobias Osterdahl – CEO of Xpeedio

Mr. Osterdahl is the CEO of Xpeedio, assuming that role in January 2013. From January 2008 until assuming the CEO position, Mr. Osterdahl was the executive vice president of Xpeedio. Prior to that, he worked for companies such as Tele2 AB, Basset and Xpeedio in a variety of roles, with most in the telecom and IT service area. Mr. Osterdahl worked as a product manager and was responsible for the development of Basset’s interconnect system that he also had the opportunity to implement to telecom operators around the world. Mr. Osterdahl has a solid technical background that has always been combined with very high customer focus. Before Mr. Osterdahl took over as CEO, he worked as an Executive Vice President for six years.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ Stock Market. We determined that each of our directors is “independent” in accordance with such definition other than Henry L. Guy.

Code of Ethics

The Board of Directors does not believe the Company requires a code of ethics at this time, due to the nature of the Company’s limited stockholder base.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by or paid to our directors and named executive officers during our past two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Henry L. Guy	2014	288,750	50,000	—	—	—	—	35,379	374,129
President and CEO	2013	288,750	50,000	—	—	—	—	39,720	378,470

Jay Murray	2014	180,000	43,800	—	—	—	—	33,207	257,007
Chief Financial Officer	2013	180,000	43,800	—	—	—	—	37,848	261,648

Michael Fitzgerald*	2014	168,942	31,500	—	—	—	—	14,392	214,834
Vice President	2013	175,000	36,750	—	—	—	—	21,300	233,050

* As of August 8, 2014 Michael Fitzgerald, Vice President of Business Development, was no longer employed by us.

Employment Agreements

Henry L. Guy. We entered into an employment agreement with Mr. Guy effective August 1, 2005. Under the agreement, Mr. Guy is eligible to earn an annual cash bonus of up to 40% of his base salary received in a given year. If our Board of Directors establishes a stock option program for senior executives, Mr. Guy will be eligible to participate. Mr. Guy is entitled to participate in all benefit plans we provide to our employees and to receive not less than five (5) weeks of paid vacation each calendar year. Upon Mr. Guy’s termination for any reason, he shall provide us assistance and support as we reasonably request from time to time with respect to any matters required for an orderly transition, and for the first year following such termination he shall provide such support without additional compensation. Thereafter, Mr. Guy shall provide such support for fair and reasonable compensation.

401(k) Retirement Plan

We, along with our subsidiaries, maintain various defined contribution plans for our employees. The entities located in the United States established plans under Section 401(k) of the Internal Revenue Code. We contribute an amount ranging from 4% to 6% of the employee’s salary. The entities in Sweden have established defined contribution plans in accordance with their country’s regulations. We contribute an amount based upon the plan’s contribution formula which is based upon the employee’s salary. Our contribution to the various plans amounted to approximately $293,000 and $332,000 during the years ended December 31, 2014 and 2013, respectively.

Non-Employee Director Compensation

The following table provides information concerning the compensation paid by us to each of our non-employee directors in the year ended December 31, 2014. For all of our non-employee directors, we offer to reimburse any travel expenses or other related expenses for attending meetings. David Marcus receives $60,000 as chairman and $3,000 as a member of the audit committee. Leonard Gubar receives a minimum of $20,000 as a member of the board and $3,000 as a member of the audit committee, but is compensated hourly for his time.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Marcus	63,000	—	—	—	—	—	63,000
Leonard Gubar	26,725	—	—	—	—	—	26,725

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth, as of March 31, 2015, certain information concerning the beneficial ownership of our common stock by: [Need to update this table as appropriate and as of the most recent practicable date.]

•	each person or group known by us to own beneficially 5% or more of our common stock as of March 31, 2015;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2015 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Percentage of beneficial ownership is based on 14,410,333 shares of common stock outstanding as of March 31, 2015. Except as disclosed in the footnotes to this table, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Brookstone Partners LLC(2)	9,745,246	67.6%
Great Universal LLC(3)	7,981,297	55.4%
Investment AB Kinnevik(4)	2,646,103	18.4%
Tele2 AB(5)	1,806,575	12.5%

Executive Officers and Directors
Henry L. Guy(6)	3,878,862	26.9%
Jay Murray	—	—
Leonard Gubar	—	—
David Marcus	—	—
All current directors and executive officers as a group (4 persons)	3,878,862	26.9%

(1)	Unless otherwise noted, the business address of each beneficial owner is c/o Modern Holdings Incorporated, 89 Summit Avenue, Summit, New Jersey 07901.
(2)	Brookstone Partners LLC is the record holder of an aggregate of 1,731,888 shares of our common stock. Brookstone Partners LLC has voting, investment and dispositive decision over Great Universal LLC, which is an indirect wholly-owned subsidiary through Brookstone USA Inc. and The 1999 Great Universal LLC Trust. Accordingly, Brookstone Partners LLC may be deemed to beneficially own all of Great Universal LLC’s shares. Brookstone Partners LLC currently consists of four members, including: Henry L. Guy (who is our President and Chief Executive Officer, and is also a director of Great Universal, Inc.), the Estate of Andreas M. Stenbeck, Cristina Stenbeck and Sophie Stenbeck.
(3)	Great Universal LLC is a direct wholly-owned subsidiary of The 1999 Great Universal LLC Trust, and is an indirect subsidiary of Brookstone Partners LLC. Voting, investment and dispositive decisions are exercised by Henry L. Guy, the manager of Brookstone Partners LLC.
(4)	The business address is Skeppsbron 18, Box 2094, SE-103 13 Stockholm. Investment AB Kinnevik is a publicly-held Swedish corporation.
(5)	The business address is Skeppsbron 18, Box 2094, SE-103 13 Stockholm. Tele2 AB is a publicly-held Swedish corporation.
(6)	Includes the shares described in note (2) above. Henry L. Guy is the manager of Brookstone Partners LLC, and holds a 40% ownership interest therein.

Item 13.	Certain Relationships And Related Transactions And Director Independence

We recognize that transactions between us and related persons present a potential for actual or perceived conflicts of interest. Pursuant to the rules of the SEC, we deem a related party transaction to be any transaction or series of related transactions in excess of $120,000 in which we are a party and in which a related party has a material interest since the beginning of our last fiscal year. For this purpose, a related party is defined to include directors, director nominees, executive officers, 5% beneficial owners and members of their immediate families. The following entities are determined to be related parties: Tele2 AB, Millicom, Anima Regni Partners LLC and Brookstone USA Inc.

The ownership interests or affiliations of directors and officers in these companies are as follows:

Henry L. Guy holds a 40% interest in Brookstone USA Inc. in virtue of his ownership in Brookstone Partners LLC. There are no other material related party beneficial owners among the officers and directors of Modern Holdings Incorporated.

All affiliate balances, excluding affiliated debt and interest, are generated from sales and services provided and through payment and reimbursement of costs and borrowings to and from entities related through common control or ownership. Related party balances are paid/received in the normal course of business. Business relations between us and all related parties are subject to commercial terms and conditions. During the year ended December 31, 2013, there was approximately $119,000 in service revenue to affiliates included in the service revenue on the accompanying statement of operations, all of which were collected in the normal course of business. There was no affiliate revenue for the year ended December 31, 2014.

The Company had payables to related parties for the periods presented as follows:

	Due to Affiliates
	December 31, 2014	December 31, 2013

Tele2 AB	$2,804	$—
Brookstone	317,535	317,535
Other affiliates	31,827	35,189
	$352,166	$352,724

Item 14.	Principal Accounting Fees and Services.

Independent Auditor

We released Grassi & Co., CPAs, P.C. (“Grassi”) and engaged WithumSmith+Brown, PC (“WithumSmith”) as our independent registered public accounting firm, effective as of January 28, 2014. The decision to appoint WithumSmith and release Grassi was approved by our board of directors.

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by WithumSmith for the years ended December 31, 2014 and 2013, are set forth in the table below:

	2014	2013
Audit fees
WithumSmith	$395,505	$—
Grassi	61,048	500,006
Total Audit Fees	456,553	500,006
Audit-related fees
WithumSmith	—	219,875
Grassi	—	—
Tax fees	—	—
WithumSmith	—	—
Grassi	—	—
All other fees	—
Total	$456,553	$719,881

For purposes of the preceding table, professional fees are classified as follows:

•	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•	Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees – These are fees for any services not included in the above-described categories.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee approved, on May 13, 2014, an Audit Committee Pre-approval Policy for Audit and Non-Audit Services. In establishing this policy, the audit committee considered whether the service is a permissible service under the rules and regulations promulgated by the SEC. In addition, the audit committee, may, in its discretion, delegate one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

Since May 14, 2014, when we became a reporting company under Section 15(d) of the Exchange Act, all services rendered by our independent auditors have been pre-approved in accordance with the policies and procedures described above.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a) List of Documents Filed.

1. Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page 26 herein.

(b) Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) Financial Statement Schedules.

All financial statement schedules have been omitted because the required information of such schedules is not present in amounts sufficient to require a schedule or is included in the financial statements.

Supplemental Information to be furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act

No annual report to security holders covering the Company’s last fiscal year have been or will be sent to security holders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODERN HOLDINGS INCORPORATED

Date: March 31, 2015	/s/ Henry L. Guy
Henry L. Guy
President Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MODERN HOLDINGS INCORPORATED

Date: March 31, 2015	/s/ Henry L. Guy
Henry L. Guy
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 31, 2015	/s/ Jay Murray
Jay Murray
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2015	/s/ David Marcus
David Marcus
Director, Chairman

Date: March 31, 2015	/s/ Leonard Gubar
Leonard Gubar
Director

25

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of Modern Holdings Incorporated and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Modern Holdings Incorporated and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/S/WithumSmith+Brown PC

Morristown, New Jersey

March 31, 2015

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

CURRENT ASSETS:	December 31, 2014	December 31, 2013
Cash and cash equivalents	$7,514,173	$3,744,376
Accounts receivable, net	958,127	1,429,808
Fiduciary assets	708,649	1,587,821
Receivable for sale of subsidiary	779,473	—
Prepaid expenses and other current assets	458,324	482,407
Current assets held for sale	—	4,184,118
Total Current Assets	10,418,746	11,428,530

PROPERTY AND EQUIPMENT, NET	173,360	192,211

OTHER ASSETS:
Intangibles, net	588,498	733,166
Goodwill	1,001,957	1,001,957
Other assets	415,117	378,148
Long term assets held for sale	—	46,653
Total Other Assets	2,005,572	2,159,924
	$12,597,678	$13,780,665

LIABILITIES AND EQUITY

CURRENT LIABILITIES:	December 31, 2014	December 31, 2013
Fiduciary liabilities	$708,649	$1,587,821
Short-term debt and current maturities of long-term debt	2,213,265	2,309,086
Accounts payable	416,888	707,621
Due to affiliates	352,166	343,742
Accrued expenses and other current liabilities	2,190,553	2,102,030
Deferred revenue	776,201	775,440
Current liabilities held for sale	—	6,316,209
Total Current Liabilities	6,657,722	14,141,949

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	15,372	26,985
Total Long-Term Liabilities	15,372	26,985

COMMITMENTS AND CONTINGENCIES

PUTTABLE NONCONTROLLING INTEREST	279,888	475,517

EQUITY (DEFICIT):
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 15,204,320 shares issued in 2014 and 2013 and 14,410,333 shares outstanding in 2014 and 2013	152,043	152,043
Additional paid-in capital	82,707,684	82,707,684
Treasury stock, 793,987 shares, at cost, in 2014 and 2013	(530,400)	(530,400)
Accumulated deficit	(75,915,245)	(86,841,756)
Accumulated other comprehensive income (loss), net of tax of $0	(769,386)	3,648,643
Total Equity (Deficit)	5,644,696	(863,786)
	$12,597,678	$13,780,665

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REVENUES:	December 31, 2014	December 31, 2013
Product sales	$5,980,324	$5,856,699
Service revenue	6,391,567	8,778,944
Total Revenues	12,371,891	14,635,643
COSTS AND EXPENSES:
Cost of product sales	3,078,071	2,748,302
Cost of service revenue	3,930,379	4,909,585
Selling, general and administrative	6,607,040	7,581,897
Impairment of intangible assets	—	1,422,434
Depreciation and amortization	215,075	322,772
Total Costs and Expenses	13,830,565	16,984,990
(LOSS) FROM CONTINUING OPERATIONS	(1,458,674)	(2,349,347)
OTHER INCOME (EXPENSE):
Interest income	27,184	25,765
Interest expense	(62,292)	(74,041)
Management fee income	167,656	155,719
Other income	7,966	855,969
Total Other Income	140,514	963,412
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,318,160)	(1,385,935)
PROVISION FOR INCOME TAXES	20,768	101,588
NET LOSS FROM CONTINUING OPERATIONS	(1,338,928)	(1,487,523)
ADD: NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	11,396	12,224
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(1,327,532)	(1,475,299)
Net income (loss) from discontinued operations	12,254,043	(1,871,103)
NET INCOME (LOSS) ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	10,926,511	(3,346,402)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX of $0:
Foreign currency translation adjustment	(1,093,824)	(96)

Reclassification Adjustments:
Amounts Recognized as a result of the sale of the Company’s Subsidiary in Sweden	(3,324,205)	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	6,508,482	(3,346,498)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(11,396)	(12,224)
COMPREHENSIVE INCOME (LOSS)	$6,497,086	$(3,358,722)

AMOUNTS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED STOCKHOLDERS:
Basic and Diluted net income (loss) per common share
Net income (loss) per share from continuing operations	$(0.09)	(0.10)
Net income (loss) per share from discontinued operations	0.85	(0.13)
Net income (loss) per share	$0.76	(0.23)
Weighted average common shares outstanding	14,410,333	14,410,333

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity (Deficit)
	Shares	Amount
Balance, December 31, 2012	14,410,333	$152,043	$82,707,684	$(530,400)	$(83,495,354)	$3,648,739	$2,482,712
Other comprehensive loss	—	—	—	—	—	(96)	(96)
Net loss	—	—	—	—	(3,346,402)	—	(3,346,402)
Balance, December 31, 2013	14,410,333	$152,043	$82,707,684	$(530,400)	$(86,841,756)	$3,648,643	$(863,786)
Other comprehensive loss	—	—	—	—	—	(1,093,824)	(1,093,824)
Amount recognized as a result of the sale of the Company’s subsidiary in Sweden	—	—	—	—	—	(3,324,205)	(3,324,205)
Net income	—	—	—	—	10,926,511	—	10,926,511
Balance, December 31, 2014	14,410,333	$152,043	$82,707,684	$(530,400)	$(75,915,245)	$(769,386)	$5,644,696

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

CASH FLOWS FROM OPERATING ACTIVITIES:	December 31, 2014	December 31, 2013
Net loss from continuing operations	$(1,338,928)	$(1,487,523)
Net income (loss) from discontinued operations	12,254,043	(1,871,103)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	215,075	322,772
Gain on sale of discontinued operations	(11,904,707)	—
Gain on sale of equipment	(12,353)	—
Gain on settlement	—	(660,583)
Gain on sale of cost method investment	—	(194,205)
Impairment of intangible assets	—	1,422,434
Changes in operating assets and liabilities:
Accounts receivable	124,846	1,619,409
Due from affiliates	—	(318)
Prepaid income and other taxes	—	—
Prepaid expenses and other current assets	(133,209)	37,975
Other assets	(46,133)	262,144
Fiduciary assets	879,172	(869,452)
Fiduciary liabilities	(879,172)	869,452
Accounts payable	(271,908)	77,374
Due to affiliates	8,993	(14,418)
Accrued expenses and other current liabilities	249,834	50,327
Deferred revenue	52,719	(1,715,250)
Net cash used in operating activities from continuing operations	(1,151,064)	(279,862)
Net cash used in operating activities from discontinued operations	(336,873)	(460,608)
Net cash used in operating activities	(1,487,937)	(740,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(77,904)	(85,482)
Proceeds from sale of cost method investment	9,167	617,481
Proceeds from Amtrust settlement	300,000	400,000
Proceeds from sale of equipment	24,872	—
Investment in cost method investments	—	(81,000)
Net cash provided by investing activities from continuing operations	256,135	850,999
Net cash provided by (used in) investing activities from discontinued operations	6,729,765	(4,652)
Net cash provided by investing activities	6,985,900	846,347
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(184,233)	(150,000)
Borrowings of debt	825,000	865,041
Repayments of debt	(932,432)	(1,146,343)
Net cash (used in) financing activities from continuing operations	(291,665)	(431,302)
Net cash (used in) provided by financing activities from discontinued operations	(75,330)	396,520
Net cash (used in) financing activities	(366,995)	(34,782)
Effect of exchange rate changes on cash and cash equivalents	(1,361,171)	56,426
Net increase in cash and cash equivalents	3,769,797	127,521
Cash and cash equivalents at beginning of period	3,744,376	3,617,051
Cash and cash equivalents at end of period	7,514,173	3,744,572
Less: Cash and cash equivalents of discontinued operations	—	196
Cash and cash equivalents at end of period from continuing operations	$7,514,173	$3,744,376

Supplemental disclosure of cash flow information:
Receivable for sale of subsidiary	$779,473	—
Note receivable received for partial sale of cost method investment	$—	$99,000
Note receivable received for settlement agreement	$—	$300,000
Cash paid for interest	$55,899	$72,611
Cash paid for income taxes	$62,892	$86,150

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The operating companies of Modern Holdings are:

•	Xpeedio Support Solutions AB (“Xpeedio”) based in Sweden, is an IT support company with clients located primarily in Sweden, in the business to business market.

•	Lors Photography Inc. (“Lors”) based in Union, New Jersey, with customers in New Jersey and in select areas of New York, including Long Island, Westchester and Rockland County.

•	Innova Claims Management LLC (“Innova”) doing business as Specialty Claims Management (“SCM”) is a company that provides third party claims administration to the insurance industry. In 2014, SCM moved their corporate headquarters to Maywood, New Jersey from Secaucus, New Jersey.

•	Modern Billing Solutions, Inc. (“Modern Billings”) provided sales personnel for our discontinued operations regarding sales in the United States. Modern Billings had limited activity in 2014 and 2013. It is our intention to dissolve this entity.

•	Blackbook Photography Inc. (“Blackbook”) publishes photography and illustration source books for finding photographers, illustrators and graphic designers and had limited activity in 2014 and 2013.

•	Loft Life, Inc. (“Loft Life”) is a lifestyle magazine and had limited activity in 2014 and 2013.

•	Great Universal, Inc. (“GUI”) and its subsidiaries is a holding company for various investments. During 2014 and 2013, GUI had limited activity.

•	Basset AB (“Basset”) based in Sweden, is a provider of interconnect, roaming and fraud detection billing software for the telecommunication industry, worldwide. Basset’s operations made up the total activity in the historical telecommunications segment. Basset was sold on July 4, 2014 with an effective date of July 1, 2014. Basset’s assets and liabilities have been reclassified to assets or liabilities held for sale on the accompanying consolidated balance sheet as of December 31, 2013. Basset’s results of operations and gain on sale of discontinued operations have been reclassified to Net Income (Loss) from Discontinued Operations on the accompanying statements of operations and comprehensive loss.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Certain prior year amounts have been reclassified to conform to current year’s presentations.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates. The amounts of assets and liabilities reported in the Company’s consolidated balance sheets and revenues and expenses reported in the consolidated statements of operations and comprehensive income (loss) for the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, deferred tax valuation allowances, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, the carrying value of the puttable noncontrolling interests, accrued rebates, income taxes and related reserves, and the average duration of insurance claims.

Discontinued Operations

The Company recognizes operations as discontinued when a component of the Company’s operations has either ceased or is expected to be disposed of in a sale transaction in the near term, the operations and cash flows of all discontinued operations have been eliminated, or will be eliminated upon consummation of the expected sale transaction, and the Company has not had any significant continuing involvement in the discontinued operations of the component subsequent to the sale transaction.

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

See Note 6 for fair value measurements.

Cash and Cash Equivalents

The Company maintains cash balances in several financial institutions. Interest-bearing balances in U.S. banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits. At December 31, 2014 and 2013, the Company had approximately $6,345,000 and $2,291,000, respectively, of cash in international bank accounts which are not insured. In 2013, Xpeedio entered into a new lease that requires the Company to maintain a balance of approximately $160,000 with a Swedish banking institution. This amount is included in the above foreign cash balances.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Allowance for Doubtful Accounts

Accounts receivable are generally unsecured and recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and its historical experience. The Company’s policy to determine past due accounts is based upon the contractual payment terms of the receivables. The Company generally does not record interest on past due accounts. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At December 31, 2014 and 2013 the Company determined that no allowance for doubtful accounts was necessary.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through an assessment of the estimated future undiscounted cash flows related to such assets. In the event that assets are found to be carried at amounts that are in excess of estimated undiscounted future cash flows, the carrying value of the related asset or group of assets is reduced to a level commensurate with fair value based on a discounted cash flow analysis. No impairment indicators were identified during the years ended December 31, 2014 and 2013.

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

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Intangible assets were acquired in connection with business combinations and are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Indefinite lived intangibles are reviewed annually for impairment or more frequently, if indicators of impairment arise. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

The Company’s definite lived intangible assets consist of customer relationships and are amortized over their estimated useful lives of 6 years using a straight-line method.

Cost-Method Equity Investments

The Company’s cost-method equity investments are carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method equity investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income (expense), net in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2013, there was no impairment recorded. During the year ended December 31, 2013, the Company made cost-method investments totaling approximately $81,000 and redeemed a partial investment for $39,000. In addition, the Company sold a cost-method investment totaling approximately $484,000 for approximately $677,000 during the year ended December 31, 2013. During the year ended December 31, 2014, the Company made no additional cost-method investments but redeemed a partial investment for $9,200. At December 31, 2014 and 2013, the Company has approximately $320,000 and $329,250, respectively, of cost-method equity investments, which are included in other assets on the accompanying consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2014 and 2013 consist of the following:

	2014	2013
Accrued compensation costs	$675,260	$633,741
Accrued compensated absences	127,222	148,877
Accrued professional fees	427,270	474,394
Accrued sales and value added taxes	144,429	206,040
Accrued rebates	344,036	309,817
Accrued other current liabilities	472,336	329,161
Total accrued expenses and other current liabilities	$2,190,553	$2,102,030

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

DECEMBER 31, 2014 AND 2013

Fiduciary Assets and Liabilities

In its capacity as a third party insurance claim administrator, the Company retains certain funds from insurance companies to pay claims on behalf of the insurance companies. These funds are held by the Company in a fiduciary capacity.

Accumulated Other Comprehensive Income (Loss)

FASB ASC Topic 220, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income (loss) consists of net income (loss) and changes in the cumulative foreign currency translation adjustments. Accumulated other comprehensive income consists of cumulative foreign currency translation adjustments as of December 31, 2014 and 2013. During the year ended December 31, 2014, the Company realized approximately $3.3 million of accumulated comprehensive income related to Basset within the gain on sale of discontinued operations (see Note 15).

Puttable Noncontrolling Interest

A noncontrolling interest reflects an ownership interest in entities that are consolidated as less than 100% owned. The Company follows FASB ASC Topic 810, Consolidation, to account for the noncontrolling interest, which establishes accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interest”), (ii) the amount of net income attributable to the parent and to noncontrolling interest, (iii) changes in the parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires a noncontrolling interest to be classified as a separate component of equity. The Company and the former owners of SCM have entered into a call right and put option agreement. The Company has the right to purchase the remaining noncontrolling interests at a unit value based upon a formula using earnings before interest, taxes, depreciation and amortization for the trailing twelve months from the date the noncontrolling interests were put to the Company or called by the Company. The former owners of SCM, after a period of two years from the acquisition date, have the option to put their noncontrolling interests back to the Company for a unit value based upon a formula derived from the trailing twelve months from the date of the put date earnings before interest, taxes, depreciation and amortization. Since the redemption feature of the put option is out of the control of the Company, for presentation and disclosure purposes, the noncontrolling interest is classified as temporary equity on the accompanying consolidated balance sheets. During the years ended December 31, 2014 and 2013, the Company made $184,233 and $150,000 respectively, of distributions to the puttable noncontrolling interest holders.

In July 2013, two former owners of SCM, representing 22.5% of the 30% of the noncontrolling interests, put their member units to the Company. In September 2013, one additional former owner of SCM, representing 6% of the 30% of the noncontrolling interests, put their member units to the Company. Since the parties are in disagreement as to the other parties’ Unit Put FMV calculation, the closing of the transaction has not occurred. As such, the holders of the units have not transferred their interests and the Company has not redeemed the puttable noncontrolling interests and thus has not accounted for the exercise of the put right. Collectively, the three former owners have asserted that the FMV calculation of their interest is approximately $1,650,000. The Company believes the amount recorded as puttable noncontrolling interest on the accompanying consolidated balance sheet is sufficient for any subsequent payments.

To date, the parties had not reached an agreement. As per the terms of the operating agreement, the parties are in the arbitration process.

Foreign Currency Translation

The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates. Transactions in foreign currencies are re-measured into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded as other income (expense) in the accompanying consolidated statement of operations. The Company recorded net transaction foreign exchange gain (loss) with respect to continuing operations of approximately $113 and $(1,385) for the years ended December 31, 2014 and 2013, respectively. These amounts are included in other income (expense) on the accompanying consolidated statements of operations.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Photography revenue is recognized upon delivery of the photographs. The Company charges a shipping and handling fee to its customers to ship the photographs. These amounts are recorded as revenue. Revenues associated with the shipping and handling fees were approximately $219,000 and $224,000 for the year ended December 31, 2014 and 2013, respectively. The costs of shipping and handling are expensed as incurred and are included in cost of sales and services on the accompanying consolidated statements of operations and comprehensive loss. The Company receives payment before the photographs are shipped. These amounts are recorded as deferred revenue until the product is delivered.

Revenue from the administration of insurance claims is recognized ratably over the estimated period that it takes to administer the type of claim from start to close. The claim length could range for periods up to 13 months. Generally, the Company bills a flat fee per claim. These billings do not necessarily correlate with the revenues recognized ratably over the life of the claim. At December 31, 2014 and 2013, the Company has recorded unbilled receivables of $300,957 and $335,390, respectively, which are included in accounts receivable on the consolidated balance sheets. These balances are generally billable within 12 months. Billings rendered in advance of services performed are recorded and classified as deferred revenue on the consolidated balance sheets.

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

Advertising Expenses

Advertising costs are charged to operations as incurred. The Company recorded approximately $90,000 and $104,000 of advertising expenses for the years ended December 31, 2014 and 2013, respectively. These costs are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

Research and Development Expenses

Research and development expenditures are charged to research and development expense as incurred. There were no research and development costs during the years ended December 31, 2014 and 2013.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the periods where there is a net loss attributable to common shareholders, any other outstanding equity instruments would be excluded from the calculation of diluted income (loss) per common shareholder because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same for those periods. At December 31, 2014 and 2013, the Company had no other equity instruments outstanding.

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

One client in the insurance segment accounted for 14% of consolidated revenues for the year ended December 31, 2013. There were no other significant customers for years ended December 31, 2014 and 2013.

Two clients accounted for 33% of consolidated accounts receivable as of December 31, 2013. As of December 31, 2014, one client accounted for 19% of consolidated accounts receivable. No other clients accounted for more than 10% of consolidated accounts receivable as of December 31, 2014 or 2013.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

New Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This update became effective from January 1, 2014. This pronouncement was incorporated into the Company’s gain calculation related to the sale of Basset.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The adoption of ASU 2013-11 did not have any impact on the Company’s audited consolidated financial statements.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). ASU 2014-08 is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or are expected to have a major effect on an entity’s operations and financial results. Such a shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of the entity. ASU 2014-08 also permits companies to have continuing cash flows and significant continuing involvement with the disposed component. ASU 2014-08 requires expanded disclosures for discontinued operations and new disclosures for individually material disposals that do not meet the definition of a discontinued operation. The Company has early adopted ASU 2014-08 during 2014, which was applied to the sale of Basset.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 3—Segment Information

The Company has determined that it has three reportable segments organized around the types of businesses:

IT Support – includes the operating segment Xpeedio, which provides IT support for business to business markets.

Photography – includes the operating segment of Lors, which provides school photography throughout the New Jersey and New York area.

Insurance – includes the operating segment SCM, which provides third party claims administration to the insurance industry.

Net revenues include no significant intersegment revenues. Operating loss by segment and geographic area excludes general corporate and interest expenses. The following table represents financial information by segment as of and for the years ended December 31, 2014 and 2013.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Year Ended December 31, 2014
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$99,344	$5,880,980	$—	$—	$5,980,324
Service revenue	3,510,647	—	2,880,920	—	6,391,567
Total Revenues	$3,609,991	$5,880,980	$2,880,920	$—	$12,371,891
Depreciation and Amortization	$32,049	$30,806	$148,957	$3,263	$215,075
(LOSS) INCOME FROM CONTINUING OPERATIONS	$259,252	$1,125,216	$161,866	$(3,005,008)	$(1,458,674)
OTHER INCOME (EXPENSE)
Interest Income					27,184
Interest expense					(62,292)
Management fee income					167,656
Other income					7,966
Total Other Income					140,514
PROVISION FOR INCOME TAXES					20,768
NET LOSS FROM CONTINUING OPERATIONS					$(1,338,928)

CAPITAL EXPENDITURES	$8,229	$48,916	$20,759	$—	$77,904

GOODWILL	$—	$1,001,957	$—	$—	$1,001,957

IDENTIFIABLE ASSETS	$1,751,912	$1,519,435	$2,828,837	$6,497,494	$12,597,678

Year Ended December 31, 2013
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$—	$5,856,699	$—	$—	$5,856,699
Service revenue	3,463,281	—	5,315,663	—	8,778,944
Total Revenues	$3,463,281	$5,856,699	$5,315,663	$—	$14,635,643
Depreciation and Amortization	$29,439	$21,186	$264,340	$7,807	$322,772
(LOSS) INCOME FROM CONTINUING OPERATIONS	$180,470	$1,061,473	$(392,780)	$(3,198,510)	$(2,349,347)
OTHER INCOME (EXPENSE)
Interest Income					25,765
Interest expense					(74,041)
Management fee income					155,719
Other income					855,969
Total Other Income					963,412
PROVISION FOR INCOME TAXES					101,588
NET LOSS FROM CONTINUING OPERATIONS					$(1,487,523)

CAPITAL EXPENDITURES	$35,487	$47,801	$209	$1,985	$85,482

GOODWILL	$—	$1,001,957	$—	$—	$1,001,957

IDENTIFIABLE ASSETS	$2,094,463	$1,193,546	$4,296,431	$1,965,454	$9,549,894

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Geographic Operations

	For the year ended December 31,
	2014	2013
Net Revenues:
United States	$8,761,901	11,172,362
Scandinavia	3,609,990	3,463,281
Total Net Revenues	$12,371,891	14,635,643
Long Lived Assets:
United States	$2,113,710	2,188,574
Scandinavia	65,222	116,911
Total Long Lived Assets	$2,178,932	2,305,485

Note 4—Property and Equipment

Property and equipment at December 31, net, consists of the following:

	2014	2013
Computers and equipment	$1,013,710	$1,090,883
Furniture and fixtures	251,603	226,011
Software	212,565	212,565
Leasehold improvements	353,806	353,806
	1,831,684	1,883,265
Less: Accumulated depreciation and amortization	(1,658,824)	(1,691,054)
	$173,360	$192,211

Depreciation and amortization expense of property and equipment was $70,407 and $77,355 for the years ended December 31, 2014 and 2013, respectively.

Note 5—Goodwill and Intangible Assets

Goodwill

In May 2013, SCM received notice from its largest customer that it was ending its claims administration agreement with SCM. The customer accounted for approximately 50% of SCM’s revenues at that time. Based upon this notice, SCM performed impairment tests on its intangible assets: customer relationships, tradename, as well as goodwill as of June 30, 2013. Based upon the revised cash flow protections of SCM without its largest customer, SCM impaired its customer relationships by $604,500, tradename by $362,000 and goodwill by $455,934 during the year ended December 31, 2013. In September 2013, SCM entered into a settlement agreement with its former client, AmTrust. The settlement agreement relieved the Company of any obligation to administer any past or future claims as well as providing for the sale of some property and equipment. The Company recognized a gain of approximately $660,000 in connection with the settlement agreement during the year ended December 31, 2013 which is recorded in other income on the accompanying statement of operations. As of December 31, 2013, the Company has a receivable from the former client totaling $300,000 which was paid subsequent to year end.

The following table sets forth details of the Company’s goodwill balance, by segment, at December 31, 2014 and 2013:

	Photography	Insurance	Total
Balance at January 1, 2013	$1,001,957	$455,934	$1,457,891
Impairment	—	(455,934)	(455,934)
Balance at December 31, 2013	1,001,957	—	$1,001,957
No activity	—	—	—
Balance at December 31, 2014	$1,001,957	$—	$1,001,957

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Based on the results of its impairment test performed on December 31, 2014, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event the Company records an impairment loss in the future, such amount will not be deductible for tax purposes.

Intangible Assets

Information regarding the Company’s amortizable intangible assets at December 31, 2014 and 2013 is set forth below:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,472,500	$(1,255,502)	$216,998

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,472,500	$(1,110,834)	$361,666

Amortization expense of intangible assets for the years ended December 31, 2014 and 2013 was $144,668 and $245,417, respectively.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Estimated amortization expense of intangible assets is as follows:

For the Years Ending December 31:
2015	$144,668
2016	72,330
Total	$216,998

The Company has $371,500 of indefinite life tradenames and trademarks at both December 31, 2014 and 2013.

There were no impairments of tradenames and trademarks in 2014.

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

As such, the Company performed an impairment test for its customer relationships, tradenames and goodwill. Based upon the Company’s analysis as of June 30, 2013, the fair value calculation of customer relationships was $434,000, the fair value of he tradenames and goodwill were each zero. These fair values were considered Level 3 under the fair value hierarchy. There were no impairments in 2014.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 7—Debt

Debt as of December 31, consists of the following:

	2014	2013
Debt:
Lines of credit	$1,180,400	$1,255,400
Affiliated Party Debt:
Note payable – Brookstone/GUI	369,000	379,000
Note payable – Brookstone	468,865	468,865
Note payable – Brookstone/Primetime 24 JV	190,000	200,000
Equipment loan	20,372	32,806
Total affiliated party debt	1,048,237	1,080,671
Total Debt	2,228,637	2,336,071
Less: Short-term portion	2,213,265	2,309,086
Long-term debt	$15,372	$26,985

The Company has three separate lines of credit with one financial institution in Sweden. The three lines are considered the Xpeedio line, the Lors line and Modern Holdings line.

Xpeedio line: Xpeedio has a line-of-credit agreement through a financial institution of up to 3,000,000 SEK (approximately $384,300 and $462,900 at December 31, 2014 and 2013, respectively). The line is unsecured, due on demand and is at an interest rate of STIBOR plus 1.9 basis points (totaling 2% and 3% at December 31, 2014 and 2013, respectively). Unused amounts under the line bear interest at 0.6% annually. At December 31, 2014 and 2013, there is no balance outstanding. The line is renewed annually on January 1 and is renewed through December 31, 2015.

Lors line: Lors has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at December 31, 2014 and 2013 (totaling approximately 3.25% at both December 31, 2014 and 2013), and amounts can be advanced under the line until April 30, 2016. We pay an annual facility fee of $1,500. At December 31, 2014 and 2013, borrowings outstanding under the Lors line totaled $500,000 and $475,000, respectively.

Modern Holdings line: We have a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at December 31, 2014 and 2013 (totaling approximately 3.25% at both December 31, 2014 and 2013), and amounts can be advanced under the line until April 30, 2016. At December 31, 2014 and 2013, borrowings outstanding under the Modern Holdings line totaled $680,400 and $780,400, respectively.

Interest expense for debt was $46,659 and $58,126 for the year ended December 31, 2014 and 2013, respectively.

Affiliated Party Debt

See note 11 for complete description of related party relationships.

Brookstone/GUI: We have a note payable to GUI that had an original loan amount of $559,000. The note is due on demand with interest payable on a monthly basis. The interest rate is fixed at 4%. The note is unsecured. At December 31, 2014 and 2013, borrowings outstanding under the Brookstone/GUI note payable totaled $369,000 and $379,000, respectively.

Brookstone: During 2009, we entered into various note payable agreements with an affiliate. The notes are due on demand, and accrue interest equal to the applicable federal short-term, semiannual interest rate in effect at the end of each month, 3% at December 31, 2014 and 2013. These notes are unsecured. At December 31, 2014 and 2013, the outstanding balance under these notes totaled $468,865, in each year.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Brookstone/Primetime 24 JV: In 2012, we borrowed $210,000 from Primetime 24 JV in an interest only note with interest payable annually. The interest rate is equal to the short-term applicable federal short-term, semiannual interest rate in effect at the end of each month, 3% at December 31, 2014 and 2013. The note is due on demand. The note is unsecured. At December 31, 2014 and 2013, the outstanding amount under this note was $190,000 and $200,000, respectively.

Interest expense for the affiliated party debt was $15,633 and $15,915 for the year ended December 31, 2014 and 2013, respectively.

We do not have any financial ratio covenants and do not provide collateral for any of our debt agreements noted above.

Maturities of the Company's debt for each of the next five years and thereafter at December 31, 2014 are as follows:

2015	$2,213,265
2016	5,124
2017	5,124
2018	5,124
2019 and thereafter	—
$2,228,637

Note 8—Capital Structure

The following summarizes the terms of the Company’s capital stock:

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value. There were zero shares issued and outstanding at December 31, 2014 and 2013. To date, the preferred stock powers, designation, rights and preferences have not been designated by the Board of Directors.

Common Stock

The Company is authorized to issue 20,000,000 shares of Common Stock at $.01 par value. As of December 31, 2014 and 2013, there were 15,204,320 shares issued and outstanding including 793,987 shares held in treasury which were repurchased in August 2011 for $530,400.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 9—Leases

The Company conducts its operations using facilities, office equipment and automobiles leased under noncancellable operating lease agreements that expire at various dates. Future minimum lease payments under noncancellable agreements expiring after more than twelve months are set forth below:

Years Ending December 31:
2015	$420,630
2016	48,752
2017	1,042
2018	—
2019	—
Thereafter	—

$470,424

Rent expense under operating leases was approximately $578,000 and $620,000 for the years ended December 31, 2014 and 2013, respectively.

Note 10—Income Taxes

The components of loss before income taxes from continuing operations for the years ended December 31, consist of the following:

	2014	2013
Domestic	$(375,035)	$(505,062)
Foreign	(943,125)	(880,873)
	$(1,318,160)	$(1,385,935)

 The provision for (benefit from) income taxes on continuing operations for the years ended December 31, consists of the following:

	2014	2013
Current provision (benefit):
Domestic	$12,036	$101,588
Foreign	8,732	—
	$20,768	$101,588

	2014	2013
Deferred provision (benefit):
Domestic	$—	$—
Foreign	—	—
	$—	$—

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes for continuing operations for the years ended December 31, as follows:

	2014	2013
Expected tax benefit	$(448,174)	$(471,218)
Foreign tax rate differential	329,394	299,497
Increase (decrease) in valuation allowance	127,512	171,721
State taxes, net of federal taxes	12,036	101,588
	$20,768	$101,588

The components of the deferred tax balances at their tax effect at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Foreign tax credit carryforward	$1,087,490	$1,108,102
Depreciation and amortization	762,553	869,901
Accrued employee costs and other expenses	221,986	866,375
Net operating loss carryforwards	7,783,170	6,623,974
Deferred revenue	968,086	1,166,384
Intangible impairment	133,303	133,303
Other	17,288	224,510
	10,973,876	10,992,549
Less: Valuation allowance	10,973,876	10,992,549
Deferred tax assets	$—	$—

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carryforwards. At December 31, 2014 and 2013, the Company performed an analysis of the realization of its deferred tax assets and determined that it is more likely than not that sufficient future taxable income will not be available to realize those deferred tax assets, nor is there income in prior years that a net operating loss carryback can offset, nor are there deferred tax liabilities that the deferred tax assets can offset. Accordingly, the Company has recorded a valuation allowance at December 31, 2014 and 2013 of $10,973,876 and $10,992,549, respectively. During 2014 and 2013, the valuation allowance decreased by approximately $19,000 and $126,000, respectively.

At December 31, 2014 and 2013, the Company has federal net operating loss carryforwards of approximately $20,400,000 and $20,100,000, respectively, expiring in years through 2033. The Company’s federal net operating loss carryforwards are subject to certain annual utilization limitations under Section 382 of the Internal Revenue Code. The Company also has state and local net operating loss carryforwards of varying amounts, which also are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company does not believe that it is more likely than not that it will be able to utilize all of the losses before their expiration.

At December 31, 2014 and 2013, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized deferred taxes is not practical. Those earnings totaled approximately $9,500,000 and $4,400,000 at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the Company has foreign net operating loss carryforwards of approximately $1,200,000 and $487,000 respectively, which can be carried forward indefinitely. The Company does not believe that it is more likely than not that it will be able to utilize all of the losses.

The Company’s provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC No. 740 as well as the related net interest. Tax exposures can involve complex issues and may require extended periods to resolve. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

The Company did not have unrecognized tax benefits as of December 31, 2013 nor December 31, 2014 and does not expect this to change significantly over the next twelve months. As of December 31, 2014, the Company has not accrued interest or penalties related to uncertain tax positions.

The federal tax return of the Company and its subsidiaries was audited for the year 2003 and resulted in no adjustments. For years prior to 2011, the federal statute of limitations is closed. There have been no audits of the state returns filed for the Company or any of its subsidiaries. The state returns are open to examination for a period of 3 to 4 years from the date of filing (generally on or about September 15 of the year following the year for which the tax return is filed).

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 11—Related Party Transactions

The Company has certain transactions with related parties. Related parties are various companies that the Company has transactions with, that have a common significant stockholder as the Company. The following entities are determined to be related parties: Tele2 AB (“Tele2”), Millicom International Cellular S.A. (“Millicom”), Anima Regni Partners LLC and Brookstone USA Inc.

All affiliate balances excluding affiliated debt and interest as noted in Note 7, are generated from sales and services provided and through payment and reimbursement of costs and borrowings to and from entities related through common control or ownership. During the year ended December 31, 2013, there was approximately $119,000 in service revenue to affiliates included in the service revenue on the accompanying statement of operations, all of which were collected in the normal course of business. There was no affiliate revenue for the year ended December 31, 2014.

The Company had payables to related parties, for the periods presented as follows:

	Due to Affiliates
	December 31, 2014	December 31, 2013
Brookstone	$317,535	$317,535
Other affiliates	34,631	26,207
	$352,166	$343,742

The Company also provides certain management services to a related party. Income from these services is recorded as management fee income on the accompanying consolidated statements of operations.

Note 12—Benefit Plans

The Company and its subsidiaries maintain various defined contribution plans for its employees. The entities located in the United States established plans under Section 401(k) of the Internal Revenue Code. The Company contributes an amount ranging from 4% to 6% of the employee’s salary. The entities in Sweden have established defined contribution plans in accordance with their country’s regulations. The Company contributes an amount based upon the plan’s contribution formula which is based upon the employee’s salary. The Company’s contribution to the various plans amounted to approximately $293,000 and $332,000 during the years ended December 31, 2014 and 2013, respectively.

Note 13—Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at December 31, 2014, the Company is not a party to any litigation that is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14—Commitments

The Company has employment and severance agreements with various employees. The aggregate future commitments at December 31, 2014, is approximately $1,166,000 to be paid over the next twelve months.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 15—Discontinued Operations

Effective July 1, 2014, the Company completed the sale of its wholly-owned subsidiary, Basset, a Swedish based software business for 61,500,000 SEK (equivalent to $9.1 million as of the date of the sale). We realized a $11.9 million gain on the sale, net of transaction costs, with no tax expense associated with the gain because it was not taxable under Swedish tax law. The sale of Basset reflects our strategy to maximize our cash flow.

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

	YEARS ENDED DECEMBER 31,
	2014	2013
REVENUES	$6,806,709	$11,539,234
GAIN ON SALE	11,904,707	—
COSTS AND EXPENSES	6,457,373	12,950,337
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	12,254,043	(1,411,103)
INCOME TAX EXPENSE	—	460,000
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$12,254,043	$(1,871,103)

The 61,500,000 SEK purchase price contained an initial payment of 46,800,000 SEK (equivalent to $6.9 million) as of the closing date. The remaining purchase price of 14,700,000 SEK (equivalent to $2.18 million as of the date of sale) was placed in escrow by the buyer and contained three contingent payments to be made by the buyer over the next twelve months.

The first contingent payment related to a working capital adjustment which is targeted from a previous pre-sale calculation. The second contingent payment of 7,200,000 SEK (equivalent to $1.07 million as of the date of the sale) was based upon our former affiliated client, Tele2, maintaining a certain piece of business with the buyer for a period of 12 months after the sale date. The third contingent payment of 7,500,000 SEK (equivalent to $1.1 million as of the date of the sale) was based upon the buyer collecting all of the outstanding Basset receivables including any unbilled amounts as of the date of the sale within 180 days after the sale date.

In determining the total proceeds in connection with the gain on sale of Basset, the Company made the following adjustments:

-	The working capital adjustment that was paid back to the buyer of $33,000. This was based upon the Company’s working capital calculation.

-	On November 11, 2014, we received notice from the buyer and Tele2 of Tele2’s intention to cancel the specific business, linked to the contingent payment, with Basset. As such, we have not included the contingent payment of $1.07 million within the total proceeds of the gain on sale of discontinued operations.

-	As of the date of sale, the Company had approximately 41,000,000 SEK (equivalent of $5.95 million as of the date of the sale) of receivables including amounts that were unbilled. In assessing cash collections of the receivables after 180 days from the sale date, the remaining outstanding receivables balance was $177,000. As such, we expect to collect approximately $779,000 of the $923,000 of the third contingent payment.

The Company’s gain on sale of discontinued operations is calculated as follows:

Total proceeds	$7,666,226

Net equity deficit of Basset	4,540,139

Transaction costs	(301,658)

Gain on sale of discontinued operations	$11,904,707

The equity deficit of Basset includes a foreign currency gain of approximately of $3.3 million due to the elimination of the accumulated other comprehensive income associated with Basset. As of December 31, 2014, the Company has recorded a receivable of $0.78 million associated with the additional contingent payments it is expected to receive from the escrow account established on the date of sale.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The following table sets forth the assets and liabilities of the discontinued operations included in the consolidated balance sheet of the Company as of December 31, 2013:

December 31, 2013
CURRENT ASSETS:
Cash	$196
Accounts receivable	1,044,608
Due from affiliate	2,043,567
Prepaid taxes	238,411
Other current assets	857,336
Total Current Assets Held for Sale	4,184,118

LONG-TERM ASSETS:
Property and equipment, net	46,653
Total Long-Term Assets Held for Sale	46,653

CURRENT LIABILITIES:
Accounts payable	272,183
Accrued expenses	2,138,507
Short term notes payable	1,866,014
Deferred revenue	2,030,523
Other current liabilities	8,982
Total Current Liabilities Held for Sale	6,316,209

Note 16—Subsequent Events

On March 16, 2015, Andreas M Stenbeck, a member of the Board of directors since 2009 and a large shareholder, passed away. On March 27, 2015, Henry L. Guy was appointed to the board as his replacement.

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1 (No. 333-193822)

3.1(b)	Amendment to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1 (No. 333-193822)

3.1(c)	Amendment to Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1(c) to the Company’s Registration Statement on Form S-1 (No. 333-193822)

3.2	By-Laws of the Registrant, as amended, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.1	Uncommitted Line of Credit with Svenska Handelsbanken AB for Modern Holdings Inc. dated January 9, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.2	Uncommitted Line of Credit with Svenska Handelsbanken AB for Lors Photography, Inc. dated January 10, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.3	Line of Credit with Svenska Handelsbanken for Basset AB dated April 19, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.4	Line of Credit with Svenska Handelsbanken for Xpeedio Support Solutions dated April 19, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.5	Employment Agreement - Henry L. Guy, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.6	Employment Agreement - Tobias Osterdahl, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.7	Termination, Assignment and Assumption Agreement between AmTrust North America, Inc. and Innova Claims Management, LLC dated September 3, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.8	Assignment and Assumption of Lease Agreement between Innova Claims Management, LLC and AmTrust North America, Inc. dated September 1, 2013, incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.9	Warrant Agreement dated as of December 16, 1993 among American Satellite Network, Inc., Millicom Incorporated and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.10	Assignment and Assumption Agreement (Warrants) dated as of June 21, 1999 between MIC-USA Inc. and Great Universal LLC, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

10.11	Share Purchase Agreement dated as of July 4, 2014 among the Company, MHI Investments AB and Enghouse Interactive AB.

21	List of Subsidiaries incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1 (No. 333-193822)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

