Form 10-Q
period 2015-03-31
MODERN HOLDINGS Inc
filed 2015-05-14
CIK 941436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes     ☐    No     ☒

As of May 15, 2015, there were 14,410,333 shares of the registrant’s common stock outstanding.

MODERN HOLDINGS INCORPORATED

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2015	December 31, 2014
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$6,418,096	$7,514,173
Accounts receivable	1,011,081	958,127
Fiduciary assets	577,754	708,649
Receivable from the sale of subsidiary	707,063	779,473
Prepaid expenses and other current assets	642,440	458,324
Total Current Assets	9,356,434	10,418,746

PROPERTY AND EQUIPMENT, NET	175,604	173,360

OTHER ASSETS:
Intangibles, net	552,331	588,498
Goodwill	1,001,957	1,001,957
Other assets	424,842	415,117
Total Other Assets	1,979,130	2,005,572
	$11,511,168	$12,597,678

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY

	March 31, 2015	December 31, 2014
CURRENT LIABILITIES:	(Unaudited)
Fiduciary liabilities	$577,754	$708,649
Short-term debt and current maturities of long-term debt	2,763,265	2,213,265
Accounts payable	244,730	416,888
Due to affiliates	350,869	352,166
Accrued expenses and other current liabilities	2,064,998	2,190,553
Deferred revenue	787,049	776,201
Total Current Liabilities	6,788,665	6,657,722

LONG-TERM LIABILITIES:
Long-term debt, less current maturities	13,799	15,372
Total Long-Term Liabilities	13,799	15,372

COMMITMENTS AND CONTINGENCIES

PUTTABLE NONCONTROLLING INTEREST	251,742	279,888

EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 15,204,320 shares issued in 2015 and 2014 and 14,410,333 shares outstanding in 2015 and 2014	152,043	152,043
Additional paid-in capital	82,707,684	82,707,684
Treasury stock, 793,987 shares, at cost, in 2015 and 2014	(530,400)	(530,400)
Accumulated deficit	(76,504,371)	(75,915,245)
Accumulated other comprehensive (loss)	(1,367,994)	(769,386)
Total Equity	4,456,962	5,644,696
	$11,511,168	$12,597,678

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
REVENUES:
Product sales	$614,623	$570,184
Service revenue	1,521,543	1,575,701
Total Revenues	2,136,166	2,145,885
COSTS AND EXPENSES:
Cost of product sales	320,872	264,812
Cost of service revenue	991,303	980,366
Selling, general and administrative	1,400,583	1,738,113
Depreciation and amortization	50,794	53,406
Total Costs and Expenses	2,763,552	3,036,697
LOSS FROM CONTINUING OPERATIONS	(627,386)	(890,812)
OTHER INCOME (EXPENSE):
Interest income	1,594	1,599
Interest expense	(14,828)	(19,578)
Management fee income	52,863	43,024
Other income (expense)	(6,763)	11,517
Total Other Income	32,866	36,562
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(594,520)	(854,250)
PROVISION FOR INCOME TAXES	22,752	8,147
NET LOSS FROM CONTINUING OPERATIONS	(617,272)	(862,397)
ADD: NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	28,146	15,592
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(589,126)	(846,805)
Net income from discontinued operations	—	27,914
NET LOSS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(589,126)	(818,891)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX of $0:
Foreign currency translation adjustment	(598,608)	64,825

COMPREHENSIVE LOSS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(1,187,734)	(754,066)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(28,146)	(15,592)
COMPREHENSIVE LOSS	$(1,215,880)	$(769,658)

AMOUNTS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED STOCKHOLDERS:
Basic and Diluted net income (loss) per common share
Net income (loss) per share from continuing operations	$(0.04)	$(0.06)
Net income (loss) per share from discontinued operations	—	0.00
Net income (loss) per share	$(0.04)	$(0.06)
Weighted average common shares outstanding	14,410,333	14,410,333

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
	Shares	Amount
Balance, December 31, 2014	14,410,333	$152,043	$82,707,684	$(530,400)	$(75,915,245)	$(769,386)	$5,644,696
Other comprehensive loss	—	—	—	—	—	(598,608)	(598,608)
Net loss	—	—	—	—	(589,126)	—	(589,126)
Balance, March 31, 2015	14,410,333	$152,043	$82,707,684	$(530,400)	$(76,504,371)	$(1,367,994)	$4,456,962

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Modern Holdings	$(617,272)	$(834,483)
Less: Net income from discontinued operations	—	27,914
Net loss from continuing operations	(617,272)	(862,397)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	50,794	53,406
Gain on sale of equipment	—	(13,063)
Changes in operating assets and liabilities:
Accounts receivable	(85,523)	308,037
Prepaid expenses and other current assets	(213,849)	(13,487)
Other assets	(9,725)	(6,635)
Fiduciary assets	130,895	641,018
Fiduciary liabilities	(130,895)	(641,018)
Accounts payable	(159,573)	(277,658)
Due to affiliates	(1,035)	(1,517)
Accrued expenses and other current liabilities	(50,360)	31,466
Deferred revenue	35,233	7,819
Net cash used in operating activities from continuing operations	(1,051,310)	(774,029)
Net cash used in operating activities from discontinued operations	—	(422,160)
Net cash used in operating activities	(1,051,310)	(1,196,189)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,716)	(35,927)
Proceeds from sale of cost method investment	—	4,567
Proceeds from sale of equipment	—	17,598
Net cash used in investing activities from continuing operations	(22,716)	(13,762)
Net cash provided by investing activities from discontinued operations	—	—
Net cash used in investing activities	(22,716)	(13,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	—	(179,283)
Borrowings of debt	550,000	400,000
Repayments of debt	(1,574)	(2,229)
Net cash provided by financing activities from continuing operations	548,426	218,488
Net cash (used in) provided by financing activities from discontinued operations	—	(48,424)
Net cash provided by financing activities	548,426	170,064
Effect of exchange rate changes on cash and cash equivalents	(570,477)	9,149
Net decrease in cash and cash equivalents	(1,096,077)	(1,030,738)
Cash and cash equivalents at beginning of period	7,514,173	3,744,572
Cash and cash equivalents at end of period	6,418,096	2,713,834
Less: Cash and cash equivalents of discontinued operations	—	472
Cash and cash equivalents at end of period from continuing operations	$6,418,096	$2,713,362

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,877	$15,635
Cash paid for income taxes	$20,611	$46,147

The accompanying notes are an integral part of these consolidated financial statements.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

(UNAUDITED)

Note 1—Nature of Operations, Basis of Presentation and Principles of Consolidation

Modern Holdings Incorporated (“Modern Holdings” or the “Company”), a Delaware corporation, is a diversified holding company owning companies in several industries including IT support, insurance claims administration, and school photography. Modern Holdings’ portfolio companies provide their products and services to a diverse range of clients worldwide. The Company’s primary operations are in New Jersey with additional operations in Sweden, and the Company’s headquarters are located in Summit, NJ.

The operating companies of Modern Holdings are:

•	Xpeedio Support Solutions AB (“Xpeedio”) based in Sweden, is an IT support company with clients located primarily in Sweden, in the business to business market.

•	Lors Photography Inc. (“Lors”) based in Union, New Jersey, is a regional provider of school photography throughout the tri-state area.

•	Innova Claims Management LLC (“Innova”) doing business as Specialty Claims Management (“SCM”) is a company that provides third party claims administration to the insurance industry. In 2014, SCM moved their corporate headquarters to Maywood, New Jersey from Secaucus, New Jersey.

•	Modern Billing Solutions, Inc. (“Modern Billings”) provides sales personnel for Basset and Tailormade regarding sales in the United States. Modern Billings had limited activity in 2015 and 2014.

•	Blackbook Photography Inc. (“Blackbook”) publishes photography and illustration source books for finding photographers, illustrators and graphic designers and had limited activity in 2015 and 2014.

•	Loft Life, Inc. (“Loft Life”) is a lifestyle magazine and had limited activity in 2015 and 2014.

•	Great Universal, Inc. (“GUI”) and its subsidiaries is a holding company for various investments. During 2015 and 2014, GUI had limited activity.

•	Basset AB (“Basset”) based in Sweden, is a provider of interconnect, roaming and fraud detection billing software for the telecommunication industry, worldwide. Basset was sold on July 4, 2014 with an effective date of July 1, 2014. Basset’s results of operations have been reclassified to Net Income from Discontinued Operations on the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2014.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2014.

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared on a consolidated basis and reflect the financial statements of Modern Holdings Incorporated and all of its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The puttable noncontrolling interest represents the minority partners’ interests in the operations of SCM and the profits or losses associated with the minority partners’ interests in those operations, in the consolidated balance sheets and consolidated statements of operations and comprehensive loss, respectively. (See puttable noncontrolling interest section of Note 2.)

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

See Note 6 for fair value measurements.

Cash and Cash Equivalents

The Company maintains cash balances in several financial institutions. Interest-bearing balances in U.S. banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits. At March 31, 2015 and December 31, 2014, the Company had approximately $4,980,000 and $6,345,000, respectively, of cash in international bank accounts which are not insured. In 2013, Xpeedio entered into a new lease that requires the Company to maintain a balance of approximately $160,000 with a Swedish banking institution. This amount is included in the above foreign cash balances.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

(UNAUDITED)

Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. When the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and its historical experience. The Company’s policy to determine past due accounts is based upon the contractual payment terms of the receivables. The Company generally does not record interest on past due accounts. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At March 31, 2015 and December 31, 2014, the Company determined that no allowance for doubtful accounts was necessary.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through an assessment of the estimated future undiscounted cash flows related to such assets. In the event that assets are found to be carried at amounts that are in excess of estimated undiscounted future cash flows, the carrying value of the related asset or group of assets is reduced to a level commensurate with fair value based on a discounted cash flow analysis. No impairment indicators were identified during the three months ended March 31, 2015 and 2014.

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

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

(UNAUDITED)

Intangible assets acquired in business combinations are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Indefinite lived intangibles are reviewed annually for impairment or more frequently, if indicators of impairment arise. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

The Company’s definite lived intangible assets consist of customer relationships and are amortized over their estimated useful lives of 6 years using a straight-line method.

No impairment indicators were identified during the three months ended March 31, 2015 and 2014.

Cost-Method Equity Investments

The Company’s cost-method equity investments are carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its cost-method equity investments for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators the Company utilizes to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, the Company will record an other-than-temporary impairment charge in other income (expense), net in the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2014, the Company made no additional cost-method investments but redeemed a partial investment for $9,200. During the three months ended March 31, 2015, the Company made no additional cost-method investments or redemptions. At March 31, 2015 and December 31, 2014, the Company has approximately $320,000 of cost-method equity investments, which are included in other assets on the accompanying consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Accrued compensation costs	$659,896	$675,260
Accrued compensated absences	129,743	127,222
Accrued professional fees	372,781	427,270
Accrued sales and value added taxes	156,118	144,429
Accrued rebates	325,494	344,036
Accrued other current liabilities	420,966	472,336
Total accrued expenses and other current liabilities	$2,064,998	$2,190,553

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
MARCH 31, 2015

(UNAUDITED)

Fiduciary Assets and Liabilities

In its capacity as a third party insurance claim administrator, the Company retains certain funds from insurance companies to pay claims on behalf of the insurance companies. These funds are held by the Company in a fiduciary capacity.

Accumulated Other Comprehensive Income

FASB ASC Topic 220, Reporting Comprehensive Income, establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income (loss) consists of net income (loss) and changes in the cumulative foreign currency translation adjustments. Accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments as of March 31, 2015 and December 31, 2014.

Puttable Noncontrolling Interest

A noncontrolling interest reflects an ownership interest in entities that are consolidated as less than 100% owned. The Company follows FASB ASC Topic 810, Consolidation, to account for the noncontrolling interest, which establishes accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interest”), (ii) the amount of net income attributable to the parent and to noncontrolling interest, (iii) changes in the parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires a noncontrolling interest to be classified as a separate component of equity. The Company and the former owners of SCM have entered into a call right and put option agreement. The Company has the right to purchase the remaining noncontrolling interests at a unit value based upon a formula using earnings before interest, taxes, depreciation and amortization for the trailing twelve months from the date the noncontrolling interests were put to the Company or called by the Company. The former owners of SCM, after a period of two years from the acquisition date, have the option to put their noncontrolling interests back to the Company for a unit value based upon a formula derived from the trailing twelve months from the date of the put date earnings before interest, taxes, depreciation and amortization. Since the redemption feature of the put option is out of the control of the Company, for presentation and disclosure purposes, the noncontrolling interest is classified as temporary equity on the accompanying consolidated balance sheets. During the quarter ended March 31, 2015, the Company made zero distributions to the puttable noncontrolling interest holders.

In July 2014, two former owners of SCM, representing 22.5% of the 30% of the noncontrolling interests, put their member units to the Company. In September 2014, one additional former owner of SCM, representing 6% of the 30% of the noncontrolling interests, put their member units to the Company. Since the parties are in disagreement as to the other parties’ Unit Put FMV calculation, the closing of the transaction has not occurred. As such, the holders of the units have not transferred their interests and the Company has not redeemed the puttable noncontrolling interests and thus has not accounted for the exercise of the put right. Collectively, the three former owners have asserted that the FMV calculation of their interest is approximately $1,650,000. The Company believes the amount recorded as puttable noncontrolling interest on the accompanying consolidated balance sheet is sufficient for any subsequent payments. Since the closing of the transaction has not occurred yet, the company is still allocating the profits and losses associated with the minority members’ interests in those operations.

To date, the parties had not reached an agreement. As per the terms of the operating agreement, the parties are in the arbitration process.

Foreign Currency Translation

The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates. Monetary assets and liabilities in foreign currencies are re-measured into the functional currency at the rate of exchange prevailing at the balance sheet date. Transactions in foreign currencies are re-measured into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded as other income (expense) in the accompanying consolidated statement of operations. The Company recorded net transaction foreign exchange losses of approximately $(3,900) and $(415) for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in other income (expense) on the accompanying consolidated statements of operations.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

(UNAUDITED)

Photography revenue is recognized upon delivery of the photographs. The Company charges a shipping and handling fee to its customers to ship the photographs. These amounts are recorded as revenue. Revenues associated with the shipping and handling fees were approximately $32,000 for each of the three months ended March 31, 2015 and 2014. The costs of shipping and handling are expensed as incurred and are included in cost of sales and services on the accompanying consolidated statements of operations and comprehensive loss. The Company receives payment before the photographs are shipped. These amounts are recorded as deferred revenue until the product is delivered.

Revenue from the administration of insurance claims is recognized ratably over the estimated period that it takes to administer the type of claim from start to close. The claim length could range for periods up to 13 months. The Company’s billings do not necessarily correlate with the revenues recognized ratably over the life of the claim. At March 31, 2015 and December 31, 2014, the Company has recorded unbilled receivables of $191,679 and $300,957, respectively, which are included in accounts receivable on the consolidated balance sheets. These balances are generally billable within 12 months. Billings rendered in advance of services performed are recorded and classified as deferred revenue on the consolidated balance sheets.

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

Advertising Expenses

Advertising costs are charged to operations as incurred. The Company recorded approximately $3,800 and $6,138 of advertising expenses for the three months ended March 31, 2015 and 2014, respectively. These costs are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.

Research and Development Expenses

Research and development expenditures are charged to research and development expense as incurred. There were no research and development costs during the three months ended March 31, 2015 and 2014.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

(UNAUDITED)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of operations in the period in which the change is identified. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

FASB ASC Topic 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB ASC Topic 740. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be more likely than not sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties, if any, related to unrecognized tax benefits would be included in provision for income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

Net Loss Per Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the periods where there is a net loss attributable to common shareholders, any other outstanding equity instruments would be excluded from the calculation of diluted income (loss) per common shareholder because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share would be the same for those periods. At March 31, 2015 and December 31, 2014, the Company had no other equity instruments outstanding.

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

One client in the insurance segment accounted for 10% of consolidated revenues for the three months ended March 31, 2015. There were no other significant customers for the three months ended March 31, 2015 and 2014.

One client accounted for 19% of consolidated accounts receivable as of March 31, 2015 and December 31, 2014. No other clients accounted for more than 10% of consolidated accounts receivable as of March 31, 2015 or December 31, 2014.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

(UNAUDITED)

New Accounting Pronouncements

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

ASU 2014-09 also significantly expands disclosure requirements concerning revenues for most entities. ASU 2014-09 will be effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact that ASU 2014-09 will have on the Company.

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

Net revenues include no significant intersegment revenues. Operating loss by segment and geographic area excludes general corporate and interest expenses. The following table represents financial information by segment as of and for the three months ended March 31, 2015 and 2014.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

(UNAUDITED)

Three Months Ended March 31, 2015
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$30,296	$584,327	$—	$—	$614,623
Service revenue	838,923	—	682,620	—	1,521,543
Total Revenues	$869,219	$584,327	$682,620	$—	$2,136,166
Depreciation and Amortization	$6,606	$5,194	$38,524	$470	$50,794
(LOSS) INCOME FROM CONTINUING OPERATIONS	$130,067	$(109,928)	$(45,738)	$(601,787)	$(627,386)
OTHER INCOME (EXPENSE)
Interest Income					1,594
Interest expense					(14,828)
Management fee income					52,863
Other income (expense)					(6,763)
Total Other Income					32,866
PROVISION FOR INCOME TAXES					22,752
NET LOSS FROM CONTINUING OPERATIONS					$(617,272)

Three Months Ended March 31, 2014
	IT Support	Photography	Insurance	Corporate	Consolidated
REVENUES:
Product sales	$—	$570,184	$—	$—	$570,184
Service revenue	882,172	—	693,529	—	1,575,701
Total Revenues	$882,172	$570,184	$693,529	$—	$2,145,885
Depreciation and Amortization	$8,384	$6,790	$37,416	$816	$53,406
(LOSS) INCOME FROM CONTINUING OPERATIONS	$72,013	$(76,703)	$(223)	$(885,899)	$(890,812)
OTHER INCOME (EXPENSE)
Interest Income					1,599
Interest expense					(19,578)
Management fee income					43,024
Other income					11,517
Total Other Income					36,562
PROVISION FOR INCOME TAXES					8,147
NET LOSS FROM CONTINUING OPERATIONS					$(862,397)

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

 (UNAUDITED)

Geographic Operations

	For the three months ended March 31,
	2015	2014
Net Revenues:
United States	$1,266,947	$1,263,713
Scandinavia	869,219	882,172
Total Net Revenues	$2,136,166	$2,145,885

Note 4—Property and Equipment

Property and equipment, net, consists of the following:

	March 31, 2015	December 31, 2014
Computers and equipment	$1,017,637	$1,013,710
Furniture and fixtures	257,747	251,603
Software	212,565	212,565
Leasehold improvements	353,806	353,806
	1,841,755	1,831,684
Less: Accumulated depreciation and amortization	(1,666,151)	(1,658,324)
	$175,604	$173,360

Depreciation and amortization expense of property and equipment was $14,627 and $17,239 for the three months ended March 31, 2015 and 2014, respectively.

Note 5—Goodwill and Intangible Assets

Goodwill

There was no change in our goodwill balance from December 31, 2014 to March 31, 2015.

Intangible Assets

Information regarding the Company’s amortizable intangible assets is set forth below:

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,472,500	$(1,291,669)	$180,831

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,472,500	$(1,255,502)	$216,998

Amortization expense of intangible assets for the three months ended March 31, 2015 and 2014 was $36,167 and 36,167, respectively.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Estimated amortization expense of intangible assets is as follows:

Years Ending March 31:
2016	$144,667
2017	36,164
Total	$180,831

The Company has $371,500 of indefinite life tradenames and trademarks at both March 31, 2015 and December 31, 2014.

There were no impairments of tradenames and trademarks during the three months ended March 31, 2015 and 2014.

Note 6—Fair Value Measurements

The Company’s financial assets and liabilities include cash and cash equivalents, accounts receivable, fiduciary assets and liabilities, short-term debt and current maturities of long-term debt, accounts payable, due to affiliates, accrued expenses and other current liabilities. The carrying amounts of the Company’s financial assets and liabilities approximate fair value because of the short maturity of these instruments. The Company’s long term debt is deemed immaterial.

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

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

(UNAUDITED)

Note 7—Debt

Debt consists of the following:

	March 31, 2015	December 31, 2014
Debt:
Lines of credit	$1,730,400	$1,180,400
Affiliated Party Debt:
Note payable – Brookstone/GUI	369,000	369,000
Note payable – Brookstone	468,865	468,865
Note payable – Brookstone/Primetime 24 JV	190,000	190,000
Equipment loan	18,799	20,372
Total affiliated party debt	1,046,664	1,048,237
Total Debt	2,777,064	2,228,637
Less: Short-term portion	2,763,265	2,213,265
Long-term debt	$13,799	$15,372

The Company has three separate lines of credit with one financial institution in Sweden. The three lines are considered the Xpeedio line, the Lors line and Modern Holdings line.

Xpeedio line: Xpeedio has a line-of-credit agreement through a financial institution of up to 3,000,000 SEK (approximately $348,600 and $384,300 at March 31, 2015 and December 31, 2014, respectively). The line is unsecured, due on demand and is at an interest rate of STIBOR plus 1.9 basis points (totaling 2% and 2% at March 31, 2015 and December 31, 2014, respectively). Unused amounts under the line bear interest at 0.6% annually. At March 31, 2015 and December 31, 2014, there is no balance outstanding. The line is renewed annually on January 1 and is renewed through December 31, 2015.

Lors line: Lors has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at March 31, 2015 and December 31, 2014 (totaling approximately 3.25% at both March 31, 2015 and December 31, 2014), and amounts can be advanced under the line until April 30, 2016. We pay an annual facility fee of $1,500. At March 31, 2015 and December 31, 2014, borrowings outstanding under the Lors line totaled $800,000 and $500,000, respectively.

Modern Holdings line: We have a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at March 31, 2015 and December 31, 2014 (totaling approximately 3.25% at both March 31, 2015 and December 31, 2014), and amounts can be advanced under the line until April 30, 2016. At March 31, 2015 and December 31, 2014, borrowings outstanding under the Modern Holdings line totaled $930,400 and $680,400, respectively.

Interest expense for debt was $11,021 and $15,678 for the three months ended March 31, 2015 and 2014, respectively.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

(UNAUDITED)

Affiliated Party Debt (see Note 11 for description of affiliates)

Brookstone/GUI: The Company has a note payable to GUI that had an original loan amount of $559,000. The note is due on demand with interest payable on a monthly basis. The interest rate is fixed at 4%. The note is unsecured. At March 31, 2015 and December 31, 2014, borrowings outstanding under the Brookstone/GUI note payable totaled $369,000 in each period.

Brookstone: During 2009, the Company entered into various note payable agreements with an affiliate. The notes are due on demand, and accrue interest equal to the applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.36% and 3% at March 31, 2015 and December 31, 2014, respectively. These notes are unsecured. At March 31, 2015 and December 31, 2014, the outstanding balance under these notes totaled $468,865 in each period.

Brookstone/Primetime 24 JV: In 2012, the Company borrowed $210,000 from Primetime 24 JV in an interest only note with interest payable annually. The interest rate is equal to the short-term applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.36% and 3% at March 31, 2015 and December 31, 2014, respectively. The note is due on demand. The note is unsecured. At March 31, 2015 and December 31, 2014, the outstanding amount under this note was $190,000 in each period.

Interest expense for the affiliated party debt was $3,807 and $3,900 for the three months ended March 31, 2015 and 2014, respectively.

All Debt

The Company does not have any financial ratio covenants and does not provide collateral for any of its debt agreements noted above.

Maturities of the Company’s long-term debt did not change significantly from December 31, 2014.

Note 8—Capital Structure

The following summarizes the terms of the Company’s capital stock:

Preferred Stock

The Company is authorized to issue 1,000,000 shares of Preferred Stock at $.01 par value. There were zero shares issued and outstanding at March 31, 2015 and December 31, 2014. To date, the preferred stock powers, designation, rights and preferences have not been designated by the Board of Directors.

Common Stock

The Company is authorized to issue 20,000,000 shares of Common Stock at $.01 par value. As of March 31, 2015 and December 31, 2014, there were 15,204,320 shares issued and outstanding including 793,987 shares held in treasury which were repurchased in August 2011 for $530,400.

Note 9—Leases

The Company conducts its operations using facilities, office equipment and automobiles leased under noncancellable operating lease agreements that expire at various dates. Future minimum lease payments have not changed significantly from December 31, 2014.

Rent expense under operating leases was approximately $131,000 and $142,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 10—Income Taxes

The Company determines the tax provision for interim periods using an estimate of annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company recorded income tax expense of $22,752 and $8,147 for the three months ended March 31, 2015 and 2014, respectively. The tax expense represents minimal state and local taxes. In both periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

The Company did not have unrecognized tax benefits as of March 31, 2015 and December 31, 2014 and does not expect this to change significantly over the next twelve months. As of March 31, 2015 and December 31, 2014, the Company has not accrued interest or penalties related to uncertain tax positions.

MODERN HOLDINGS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

All affiliate balances excluding affiliated debt and interest as noted in Note 7, are generated through payment and reimbursement of costs and borrowings to and from entities related through common control or ownership. Related party balances are paid/received in the normal course of business.

The Company had payables to related parties, for the periods presented as follows:

	Due to Affiliates
	March 31, 2015	December 31, 2014
Brookstone	$317,535	$317,535
Other affiliates	33,334	34,631
	$350,869	$352,166

The Company also provides certain management services to a related party. Income from these services is recorded as management fee income on the accompanying consolidated statements of operations.

Note 12—Benefit Plans

The Company and its subsidiaries maintain various defined contribution plans for its employees. The entities located in the United States established plans under Section 401(k) of the Internal Revenue Code. The Company contributes an amount ranging from 4% to 6% of the employee’s salary. The entities in Sweden have established defined contribution plans in accordance with their country’s regulations. The Company contributes an amount based upon the plan’s contribution formula which is based upon the employee’s salary. The Company’s contribution to the various plans amounted to approximately $52,933 and $81,164 during the three months ended March 31, 2015 and 2014, respectively.

Note 13—Legal Proceedings

In the normal course of its business, the Company may be involved in various claims, negotiations and legal actions; however, at March 31, 2015, the Company is not a party to any litigation that is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14—Commitments

During the quarter ended March 31, 2015, there have been no significant changes to the Company’s aggregate future commitments to be paid over the next twelve months.

Note 15—Subsequent Events

In April 2015, the Company made distributions to the noncontrolling interest members of approximately $43,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2014, included in our prospectus dated May 14, 2015, filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”).

Executive Overview

We are a diversified holding company with a portfolio of privately held operating companies and other investments. We were incorporated under the laws of the State of Delaware in September 1994 under the name Innova International Corporation and in April 1999 changed our name to XSource Corporation. We changed the name of the firm to Modern Holdings Incorporated in January 2003. Our most recent investments include purchasing a 70% equity stake in Specialty Claims Management and investing in NeighborMD through both equity and convertible note investments. Our minority investment in NeighborMD was subsequently sold in April 2013. Additionally, effective July 1, 2014, we sold Basset to Enghouse Interactive AB. Basset’s results of operations have been reclassified to Net Income from Discontinued Operations within the statement of operations for the quarter ended March 31, 2014.

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

Other income (expenses)

•	Interest income. Interest income consists of interest payments made on our cash deposit accounts.

•	Interest expense. Interest expense consists of interest payments made pursuant to our credit facilities and our related party debt agreements with, among others, one of the largest banks in Sweden.

•	Management fee income. Management fee income consists of fees paid by related parties for general and administrative services performed by our corporate offices.

•	Other non-operating income (expenses). Other non-operating income (expenses) includes all other non-operating income and expenses.

Provision for income taxes

We record income tax expenses related to federal, state, local and foreign income.

Results of Operations

The following table sets forth consolidated operating results and other operating data for the periods indicated.

REVENUES:	Three months ended March 31, 2015	Three months ended March 31, 2014
Product sales	$614,623	$570,184
Service revenue	1,521,543	1,575,701
Total Revenues	2,136,166	2,145,885
COSTS AND EXPENSES:
Cost of product sales	320,872	264,812
Cost of service revenue	991,303	980,366
Selling, general and administrative	1,400,583	1,738,113
Depreciation and amortization	50,794	53,406
Total Costs and Expenses	2,763,552	3,036,697
LOSS FROM CONTINUING OPERATIONS	(627,386)	(890,812)
OTHER INCOME (EXPENSE):
Interest income	1,594	1,599
Interest expense	(14,828)	(19,578)
Management fee income	52,863	43,024
Other income (expense)	(6,763)	11,517
Total Other Income	32,866	36,562
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(594,520)	(854,250)
PROVISION FOR INCOME TAXES	22,752	8,147
NET LOSS FROM CONTINUING OPERATIONS	(617,272)	(862,397)
ADD: NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	28,146	15,592
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	(589,126)	(846,805)
Net income from discontinued operations	—	27,914
NET LOSS ATTRIBUTABLE TO MODERN HOLDINGS INCORPORATED	$(589,126)	$(818,891)

Three months ended March 31, 2015 compared with the three months ended March 31, 2014

Net revenues

The following table presents net revenues by segment for the three months ended March 31, 2015 compared with the three months ended March 31, 2014.

	2015	2014	% Change
IT Support	869,219	882,172	(1)%
Photography	584,327	570,184	2%
Insurance	682,620	693,529	(2)%
Total	$2,136,166	$2,145,885	0%

Net revenues remained relatively constant in 2015 from 2014. This is due to a slight increase in our Photography segment offset by slight decreases in our IT Support and Insurance segments.

Net revenues in our IT Support segment decreased $13,000, or (1)%, from $0.88 million in 2014 to $0.87 million in 2015. The decrease is solely due to the effects of currency fluctuations in 2015 as compared to 2014. There was a decrease of approximately 22% in the average exchange rate from 2014 to 2015. In local currency, revenue increased by approximately 25% due to an increase in the amount of revenue from one time consulting arrangements that have a significantly higher profit margin than the recurring revenue.

Net revenues in our Photography segment increased $14,000, or 2%, from $0.57 million in 2014 to $0.58 million in 2015. The increase is primarily due to the timing of when certain schools received their portraits in 2015 in relation to 2014.

Net revenues in our Insurance segment decreased $11,000, or (2)%, from $0.69 million in 2014 to $0.68 million in 2015. This is primarily due to the timing of when claims occurred in 2015 as compared to 2014.

Operating loss

The following table presents operating income (loss) by segment for the three months ended March 31, 2015 compared with the three months ended March 31, 2014.

	2015	2014	% Change
IT Support	$130,067	$72,013	81%
Photography	(109,928)	(76,703)	(43)%
Insurance	(45,738)	(223)	(20,410)%
Non-allocated corporate expenses	(601,787)	(885,899)	32%
Total	$(627,386)	$(890,812)	30%

Operating losses decreased $263,000, or 30%, from $0.89 million in 2014 to $0.63 million in 2015. This decrease is primarily attributable to the decrease in the costs associated with the registration statement that was filed in May 2014, as well as improvement in the operating income of the IT Support segment, offset by the Photography and Insurance segments.

Operating income in our IT Support segment increased approximately $58,000, or 81%, from approximately $72,000 in 2014 to $130,000 in 2015. The increase is primarily due to the effects of currency fluctuations in 2015 as compared to 2014. There was a decrease of approximately 22% in the average exchange rate from 2014 to 2015. In local currency, revenue increased by approximately 25% due to an increase in the amount of revenue from one time consulting arrangements that have a significantly higher profit margin than the recurring revenue.

Operating losses in our Photography segment increased $33,000 or 43%, from $77,000 in 2014 to $110,000 in 2015. The increase is due to the timing of when pictures were taken at certain schools in 2015 as compared to 2014 as well as the increased amount of new schools that require higher photography costs in their first year of the contract during 2015.

Operating loss in our Insurance segment increased by $46,000, from breakeven in 2014 to $(46,000) in 2015. This is primarily due to the decrease in revenue and a slight increase in operating costs, including pay rates, from 2014 to 2015.

Operating expense in our corporate segment decreased by $284,000 from $886,000 for the three months ended March 31, 2014 to $602,000 for the three months ended March 31, 2015. This is primarily due to decreased cost associated with the filing of the Company’s registration statement in May 2014.

Interest income

Interest income remained relatively constant in 2015 as compared to 2014 even though there are higher cash balances in interest bearing accounts. Due to the low interest rates being offered in risk free investments, there is minimal impact on interest income.

Interest expense

Interest expense decreased by approximately $4,800 in 2015 as compared to 2014, due to the timing of the borrowings in 2015 as compared to 2014.

Management fee income

Management fee income increased by $9,800 in 2015 as compared to 2014 due to an increase in amounts charged for providing back-office services to related parties.

Other income (expense)

In 2015, we had other income (expense) totaling approximately $(6,800), which is a decrease of $18,000 from the approximate $11,500 of other income in 2014. The difference is primarily due to the gain in 2014 on the sale of automobiles as well as increased foreign currency transaction losses in 2015.

Income tax expense

Income tax expense for the three months ended March 31, 2015 and 2014 was $22,752 and $8,147, respectively. The tax expense in 2015 and 2014 represents minimal state and local taxes. In both periods, these amounts differ from the expected benefit of our net losses due to the uncertainty of realizing those benefits.

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

Cash and cash equivalents

At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $6.4 million and $7.5 million, respectively. A summary of our cash flows provided by and used in operating, investing and financing activities is presented below.

Operating activities

Cash flows from operating activities consist primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, and other non-cash charges, net. Our cash flows from operations are largely dependent on revenues from our clients, which are in turn dependent on general economic conditions and consumer confidence.

We used cash in operations from continuing operations of $1.1 million and $0.77 million during the three months ended March 31, 2015 and 2014, respectively. The significant drivers contributing to the increased use of cash were increased prepayments of certain operating expenses, payments of accrued expenses and changes in our accounts receivable associated with the settlement of the AmTrust contract in our insurance segment. These factors were partially offset by decreased payments of our accounts payable.

We used cash in operations from discontinued operations of approximately $422,000 during the three months ended March 31, 2014. The significant drivers contributing to the decreased use of cash were increases in the collection times of the accounts receivable and higher amounts of prepaid operating expenses.

Investing activities

Cash used in investing activities from continuing operations has been mainly for the purchase of property and equipment. During the three months ended March 31, 2015, investing activities used cash due to additional fixed asset purchases of approximately $23,000. For the three months ended March 31, 2014, cash used in investing activities was related to further divestitures in cost method investments of approximately $4,600 as well as purchases of property and equipment of $36,000, which was partially offset by proceeds from the sale of fixed assets of $17,600.

We had no investing activities from discontinued operations during the three months ended March 31, 2014 and 2015.

Financing activities

For the three months ended March 31, 2015, cash provided by financing activities from continuing operations has been mainly due to the net borrowings under our lines of credit of approximately $550,000. For the three months ended March 31, 2014, provided by financing activities was due to the net borrowings under our lines of credit of approximately $400,000 offset by the distribution of approximately $179,000 to puttable non-controlling interests in our Insurance segment.

For the three months ended March 31, 2014, cash used in financing activities from discontinued operations was due to the net repayments under our lines of credit of approximately $48,000.

Debt

The Company has three separate lines of credit with one financial institution in Sweden. The three lines are considered the Xpeedio line, the Lors line and Modern Holdings line.

Xpeedio line: Xpeedio has a line-of-credit agreement through a financial institution of up to 3,000,000 SEK (approximately $348,600 and $384,300 at March 31, 2015 and December 31, 2014, respectively). The line is unsecured, due on demand and is at an interest rate of STIBOR plus 1.9 basis points (totaling 2% and 2% at March 31, 2015 and December 31, 2014, respectively). Unused amounts under the line bear interest at 0.6% annually. At March 31, 2015 and December 31, 2014, there is no balance outstanding. The line is renewed annually on January 1 and is renewed through December 31, 2015.

Lors line: Lors has a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at March 31, 2015 and December 31, 2014 (totaling approximately 3.25% at both March 31, 2015 and December 31, 2014), and amounts can be advanced under the line until April 30, 2016. We pay an annual facility fee of $1,500. At March 31, 2015 and December 31, 2014, borrowings outstanding under the Lors line totaled $800,000 and $500,000, respectively.

Modern Holdings line: We have a line-of-credit of up to $1,000,000. Any amounts advanced under the line will be issued in the form of a demand promissory note, with the minimum drawdown amount being $50,000. The line is unsecured, has an interest rate of the institution’s Base Rate at march 31, 2015 and December 31, 2014 (totaling approximately 3.25% at both March 31, 2015 and December 31, 2014), and amounts can be advanced under the line until April 30, 2016. At March 31, 2015 and December 31, 2014, borrowings outstanding under the Modern Holdings line totaled $930,400 and $680,400, respectively.

Interest expense for debt was $11,021 and $15,678 for the three months ended March 31, 2015 and 2014, respectively.

Affiliated Party Debt

Brookstone/GUI: The Company has a note payable to GUI that had an original loan amount of $559,000. The note is due on demand with interest payable on a monthly basis. The interest rate is fixed at 4%. The note is unsecured. At March 31, 2015 and December 31, 2014, borrowings outstanding under the Brookstone/GUI note payable totaled $369,000 in each period.

Brookstone: During 2009, the Company entered into various note payable agreements with an affiliate. The notes are due on demand, and accrue interest equal to the applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.36% and 3% at March 31, 2015 and December 31, 2014, respectively. These notes are unsecured. At March 31, 2015 and December 31, 2014, the outstanding balance under these notes totaled $468,865 in each period.

Brookstone/Primetime 24 JV: In 2012, the Company borrowed $210,000 from Primetime 24 JV in an interest only note with interest payable annually. The interest rate is equal to the short-term applicable federal short-term, semiannual interest rate in effect at the end of each month, 3.36% and 3% at March 31, 2015 and December 31, 2014, respectively. The note is due on demand. The note is unsecured. At March 31, 2015 and December 31, 2014, the outstanding amount under this note was $190,000 in each period.

Interest expense for the affiliated party debt was $3,807 and $3,900 for the three months ended March 31, 2015 and 2014, respectively.

The Company does not have any financial ratio covenants and does not provide collateral for any of its debt agreements noted above.

Maturities of the Company’s long-term debt did not change significantly from December 31, 2014.

The Company has a recent trend of operations generating negative cash flows and increasing working capital deficit due to the decline in our current assets. Despite these negative factors, the Company believes its renewed lines of credit, the additional availability under those lines of credit of approximately $0.62 million and the cash on hand of approximately $6.4 million as of March 31, 2015 will be sufficient to support the Company’s operations for the next twelve months.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2015:

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-Term debt	$2,763,265	$13,799	—	—	$2,777,064
Interest payments on debt(1)	95,598	700	—	—	96,298
Operating leases	367,343	44,885	—	—	412,228
Employment agreements(2)	875,935	—	—	—	875,935
Severance agreements	58,318	—	—	—	58,318
	$4,160,459	$59,384	$—	$—	$4,219,843

(1)	Assumes debt balances, interest rates and foreign currency exchange rates remain the same as period end balances
(2)	Employment agreements are renewed on an annual basis for our key employees.

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

Photography revenue is recognized upon delivery of the photographs. The Company charges a shipping and handling fee to its customers to ship photographs. These amounts are recorded as revenue. Revenues associated with the shipping and handling fees were approximately $32,000 for each of the three months ended March 31, 2015 and 2014. The costs of shipping and handling are expensed as incurred and are included in cost of sales and services on the accompanying statement of operations. The Company receives money in advance before the photographs are shipped. These amounts are recorded as deferred revenue until the product is delivered.

Revenue from the administration of insurance claims is recognized ratably over the estimated period length that it takes to administer the type of claim from start to close. The claim length could range for periods up to 13 months. The Company’s billings do not necessarily correlate with the revenues recognized ratably over the life of the claim. The Company has recorded unbilled receivables of $191,679 and $300,957 which are included in accounts receivable on the consolidated balance sheet as of March 31, 2015 and December 31, 2014, respectively. When billings occur in advance of services performed, the Company records deferred revenue for those amounts.

Total revenue does not include sales or value added tax; the Company considers itself a pass-through entity for collecting and remitting sales and value added taxes.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and its historical experience. The Company’s policy to determine past due accounts is based upon the contractual payment terms of the receivables. The Company generally does not record interest on past due accounts. Accounts are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At March 31, 2015 and December 31, 2014, the Company believes an allowance for doubtful accounts in is not necessary.

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

There were no impairments noted during the three months ended March 31, 2015 and 2014.

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

The Company believes the expiration date of the tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely the Company has established a full valuation allowance for all of its deferred tax assets.

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

The Company continues to assess the likelihood of realizing the tax credit for withheld amounts from foreign customers. These credits have been historically recorded in “prepaid income and other taxes” on the accompanying balance sheet. Due to the operating loss levels in the Telecommunications segment in 2015, the Company believes that it will not be able to utilize these credits prior to their expiration beginning in 2016 and accordingly has reserved for them.

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

Recently Issued Accounting Pronouncements

In May, 2015, the FASB issued ASU 2015 - 09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2015-09”).The amendments in ASU 2015-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

-Step 1: Identify the contract(s) with a customer.

-Step 2: Identify the performance obligations in the contract.

-Step 3: Determine the transaction price.

-Step 4: Allocate the transaction price to the performance obligations in the contract.

-Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2015-09 also significantly expands disclosure requirements concerning revenues for most entities. ASU 2015-09 will be effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact that ASU 2015-09 will have on the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 1. Legal Proceedings

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

MODERN HOLDINGS INCORPORATED

	By:	/s/ Henry L. Guy
Dated: May 15, 2015		Henry L. Guy
President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jay Murray
Dated: May 15, 2015		Jay Murray
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

